Form 10-Q
period 1996-03-31
QUORUM HEALTH GROUP INC
filed 1996-05-13
CIK 854694

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                             ------------------
                                  FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996


                                       OR


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from            to
                                    ----------    ---------

                             ------------------

                       Commission file number 33-31717-A

                             ------------------


                           QUORUM HEALTH GROUP, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                          62-1406040
        (State of incorporation)       (IRS Employer Identification No.)


              103 CONTINENTAL PLACE, BRENTWOOD, TENNESSEE    37027
             (Address of principal executive offices)    (Zip Code)

                                 (615) 371-7979
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X                       No
                        -----                        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at April 30, 1996
           -----                                -----------------------------
           Common Stock, $.01 Par Value             48,577,597 Shares

       PART I.  FINANCIAL INFORMATION
       ITEM 1.  FINANCIAL STATEMENTS


                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              THREE MONTHS
                                                             ENDED MARCH 31
                                                        -----------------------
                                                           1996          1995
                                                        ---------     ---------
                                                       (IN THOUSANDS, EXCEPT PER
                                                              SHARE DATA)
       Revenue:
            Net patient service revenue                 $ 251,424     $ 195,168
            Hospital management/professional services      19,470        18,658
            Reimbursable expenses                          15,113        13,687
                                                        ---------     ---------
       Net operating revenue                              286,007       227,513

       Expenses:
            Salaries and benefits                         109,174        86,158
            Reimbursable expenses                          15,113        13,687
            Supplies                                       42,183        32,701
            Fees                                           25,381        22,454
            Other operating expenses                       24,505        16,861
            Provision for doubtful accounts                13,156        12,313
            Depreciation and amortization                  14,294         9,494
            Interest                                        9,337         6,089
            Minority interest                                 147           244
                                                        ---------     ---------
                                                          253,290       200,001
       Net gain on sale of assets                             826            --
                                                        ---------     ---------
       Income before income taxes                          33,543        27,512
       Provision for income taxes                          13,618        11,386
                                                        ---------     ---------
       Net income                                       $  19,925     $  16,126
                                                        =========     =========
       Net income per common share:
            Primary                                     $    0.40     $    0.33
                                                        =========     =========
            Fully diluted                               $    0.40     $    0.33
                                                        =========     =========
       Weighted average shares used in earnings
        per share computations:
            Primary                                        49,820        49,146
                                                        =========     =========
            Fully diluted                                  49,820        49,260
                                                        =========     =========

                            See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                       NINE MONTHS
                                                                      ENDED MARCH 31
                                                                  -----------------------
                                                                    1996          1995
                                                                  ---------     ---------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                        SHARE DATA)
       Revenue:
            Net patient service revenue                           $ 713,932     $ 525,858
            Hospital management/professional services                57,049        55,256
            Reimbursable expenses                                    41,982        38,413
                                                                  ---------     ---------
       Net operating revenue                                        812,963       619,527

       Expenses:
            Salaries and benefits                                   311,957       230,653
            Reimbursable expenses                                    41,982        38,413
            Supplies                                                120,551        88,631
            Fees                                                     76,659        60,764
            Other operating expenses                                 68,412        49,524
            Provision for doubtful accounts                          38,539        37,914
            Depreciation and amortization                            41,345        26,398
            Interest                                                 27,227        15,996
            Minority interest                                           622           676
                                                                  ---------     ---------
                                                                    727,294       548,969
       Net gain on sale of assets                                       826            --
                                                                  ---------     ---------
       Income before income taxes                                    86,495        70,558
       Provision for income taxes                                    35,117        29,208
                                                                  ---------     ---------
       Net income                                                 $  51,378     $  41,350
                                                                  =========     =========
       Net income per common share:
            Primary                                               $    1.03     $    0.84
                                                                  =========     =========
            Fully diluted                                         $    1.03     $    0.84
                                                                  =========     =========

       Weighted average shares used in earnings
        per share computations:
            Primary                                                  49,648        49,054
                                                                  =========     =========
            Fully diluted                                            49,673        49,094
                                                                  =========     =========




                           See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                               MARCH 31       JUNE 30
                                                1996            1995
                                             ----------     ----------
                                                  (IN THOUSANDS)
     ASSETS

     Current assets:
        Cash and cash equivalents            $   28,578     $   27,475
        Accounts receivable, less allowance
          for doubtful accounts of
          $49,223,206 at March 31, 1996
          and $44,827,559 at June 30, 1995      181,119        144,787
        Supplies                                 26,668         21,336
        Deferred income taxes                     3,796          6,947
        Other current assets                     27,926         17,841
                                             ----------     ----------
          Total current assets                  268,087        218,386

     Property, plant and equipment:
        Land                                     52,974         34,983
        Buildings and improvements              229,004        169,239
        Equipment                               348,904        272,392
        Construction in progress                 13,920         13,862
                                             ----------     ----------
                                                644,802        490,476
        Less accumulated depreciation           106,495         71,789
                                             ----------     ----------
                                                538,307        418,687

     Cost in excess of net assets acquired      143,098        111,206
     Unallocated purchase price                     657          4,717
     Other assets and deferred charges           44,544         20,506
                                             ----------     ----------


          Total assets                       $  994,693     $  773,502
                                             ==========     ==========






                            See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                               MARCH 31         JUNE 30
                                                 1996            1995
                                              ---------        --------
                                                  (IN THOUSANDS)

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable and accrued expenses $  43,740       $  39,012
        Accrued salaries and benefits            39,590          35,762
        Accrued income taxes                      4,407           1,532
        Deferred income                           5,485           5,845
        Other current liabilities                 2,738           1,386
        Current maturities of long-term debt      2,380           1,537
                                              ---------       ---------
            Total current liabilities            98,340          85,074

     Long-term debt                             430,095         287,364
     Deferred income taxes                       29,050          23,891
     Other deferrals and liabilities             17,904          15,121
     Minority interest                            6,181           5,663

     Commitments and contingencies                   --              --

     Stockholders' equity:
        Common stock, $.01 par value;
            100,000,000 shares authorized;
            48,453,803 issued and
            outstanding at March 31,
            1996 and 47,783,984 at June
            30,1995                                 485             478
        Additional paid-in capital              261,695         256,346
        Retained earnings                       150,943          99,565
                                              ---------       ---------
                                                413,123         356,389
                                              ---------       ---------
            Total liabilities and
              stockholders' equity            $ 994,693       $ 773,502
                                              =========       =========





                            See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                 NINE MONTHS
                                                ENDED MARCH 31
                                            -----------------------
                                              1996           1995
                                            ---------     ---------
                                                (IN THOUSANDS)
     Net cash provided by operating
       activities                           $  85,349     $  54,835

     Cash flows from investing activities:
        Purchase of acquired companies       (187,735)      (88,574)
        Purchase of property, plant and
          equipment                           (42,324)      (30,903)
        Assets held for sale                       --         3,235
        Proceeds from sale of assets              880         3,695
        Other                                     (84)         (310)
                                            ---------     ---------
     Net cash used by investing activities   (229,263)     (112,857)

     Cash flows from financing activities:
        Proceeds from issuance of Senior
          Subordinated Notes                  150,000            --
        Borrowings under bank debt            305,750       220,833
        Repayments of bank debt              (311,000)     (167,276)
        Proceeds from issuance of notes         4,188         4,250
        Repayments of notes                    (4,422)       (3,947)
        Proceeds from issuance of common
          stock, net                            5,355         4,771
        Loan origination costs                 (5,016)         (325)
        Other                                     162        (1,134)
                                            ---------     ---------
     Net cash provided by financing
       activities                             145,017        57,172
                                            ---------     ---------
     Increase (decrease) in cash and cash
        equivalents                             1,103          (850)
     Cash and cash equivalents at beginning
       or period                               27,475        30,309
                                            ---------     ---------
     Cash and cash equivalents at end of
       period                               $  28,578     $  29,459
                                            =========     =========
     Supplemental cash flow information:
        Interest paid                       $ (17,363)    $ (11,959)
        Interest received                         748           775
        Income taxes paid                     (23,585)      (22,373)
                                            =========     =========
     Noncash transactions:
     Acquisitions:
        Fair value of assets acquired       $ 191,306     $ 103,794
        Cash paid                            (187,735)      (88,574)
                                            ---------     ---------
        Liabilities assumed                 $   3,571     $  15,220
                                            =========     =========
     Divestitures:
        Cash                                $     880     $      --
        Notes receivable                        5,454            --
        Fair value of assets sold              (5,820)           --
        Net gain on sale of assets               (826)           --
                                            ---------     ---------
        Liabilities sold                    $    (312)    $      --
                                            =========     =========


                            See accompanying notes.

                 QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995. Certain reclassifications have been made to the fiscal 1995 financial presentation to conform with fiscal 1996.

2.  ACQUISITIONS AND DIVESTITURES

Fiscal 1996 Proposed Acquisition

On November 7, 1995, the Company signed a letter of intent to form a joint venture controlled by the Company to acquire the assets of Mary Black Hospital of Spartanburg, South Carolina. The proposed transaction is subject to the completion of customary closing conditions and obtaining certain regulatory approvals.

Fiscal 1996 Acquisitions and Divestitures

On August 1, 1995, a subsidiary of the Company acquired certain assets and businesses of The Lutheran Hospital of Indiana, Inc. in Fort Wayne, Indiana for approximately $172.0 million. The purchase price was financed through $167.5 million of bank debt and assumption of certain current liabilities. On February 1, 1996, a subsidiary of the Company acquired certain assets and businesses of Fort Wayne Center Equipment, Inc. and affiliate for approximately $13.6 million, which was financed through bank debt.

On February 1, 1996, Alegent Health acquired a minority ownership in Midlands Community Hospital in Papillion, Nebraska for approximately $1.0 million. The agreement provides options for Alegent to acquire the remaining interests prior to August 1, 1997 or to acquire the remaining interests or additional ownership interests on an annual basis through August 1, 2001 subject to certain restrictions.

On March 1, 1996, the Company sold certain assets and the business of Concho Valley Regional Hospital in San Angelo, Texas.

Fiscal 1995 Acquisitions

On August 1, 1994, a subsidiary of the Company acquired the assets and business of Midlands Community Hospital in Papillion, Nebraska for approximately $11.0 million. The purchase price was financed through $9.2 million of bank debt and assumption of certain current liabilities.

On February 1, 1995, a subsidiary of the Company acquired the assets and business of Carolinas Hospital System in Florence, South Carolina for approximately $86.0 million. The purchase price was financed through $76.0 million of bank debt and assumption of certain current liabilities.

On June 1, 1995, a subsidiary of the Company acquired certain personal property and the business of Lake City Community Hospital in Lake City, South Carolina for $2.0 million and entered into an agreement to lease the land, buildings and equipment. The purchase price was financed by bank debt.

Other Information Regarding Acquisitions and Divestitures

All of the foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price associated with certain of the acquisitions has been determined by the Company based upon available information and is subject to further refinement. The operating results of the acquired hospitals have been included in the accompanying condensed consolidated statements of income from the respective dates of acquisition.

The following unaudited pro forma results of operations give effect to the operations of the entities acquired and divested in fiscal 1995 and 1996 as if the respective transactions had occurred at the beginning of the periods presented. The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

                             THREE MONTHS             NINE MONTHS
                                ENDED                    ENDED
                               MARCH 31                 MARCH 31
                       ------------------------  ----------------------
                          1996         1995         1996        1995
                       ----------  ------------  ----------  ----------
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net operating revenue  $281,914      $268,385      $808,960    $783,947
Net income               19,839        17,150        52,185      46,589
Net income per
common share:
Primary                    0.40          0.35          1.05        0.95
Fully diluted              0.40          0.35          1.05        0.95

3.  INCOME PER COMMON SHARE

Income per common share is based on the weighted average number of shares of common stock outstanding, and common stock equivalents consisting of dilutive stock options.

4.  LONG-TERM DEBT

On November 9, 1995, the Company issued in a public offering $150.0 million in Senior Subordinated Notes maturing on November 1, 2005 and bearing interest at 8.75%. The Notes are subject to redemption at the option of the Company at a price of 104.375% on or after November 1, 2000, 102.188% on or after November 1, 2001 and at par on or after November 1, 2002. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness. The indenture for the Notes contains covenants including restrictions on additional indebtedness, investments, the pledge or disposition of assets, transactions with affiliates and the ability to merge or consolidate with or to transfer assets to another entity and a requirement to repurchase all Notes at 101% of their principal amount in the event of a change in control of the Company. The indenture also prohibits certain restricted payments, including dividends and other distributions (other than dividends or distributions payable solely in capital stock of the Company and related securities) and repurchases of common stock and related securities, in excess of the sum of (i) the aggregate of consolidated net income for the period beginning October 1, 1995 (taking into account for this purpose 50% or 100% of such income for the period if such income is positive or negative, respectively), (ii) 100% of the aggregate net proceeds from the issuance of capital stock and related securities after November 9, 1995 and (iii) $25 million. The majority of the proceeds of the Senior Subordinated Notes was used to repay other indebtedness.

5.  INCOME TAXES

The income tax provision recorded for the three months and nine months ended March 31, 1996 and 1995 differs from the expected income tax provision due to permanent differences and the provision for state income taxes.


6.  COMMITMENTS AND CONTINGENCIES

Management continually evaluates contingencies based on the best available evidence and believes that adequate provision for losses has been provided to the extent necessary.

General and Professional Liability Risks

The reserve for the self-insured portion of general and professional liability risks is based on actuarially determined estimates.

Litigation

The Company currently, and from time to time, is expected to be subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's results of operations or financial position.

Net Patient Service Revenue

Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by the program, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for adjustments that may result from such audits and appeals.

Income Taxes

The Internal Revenue Service is in the process of conducting examinations of the Company's federal income tax returns for the years ended 1990 through 1992. In the opinion of management, the ultimate outcome of the IRS examination will not have a material effect on the Company's results of operations or financial position.

Other

In June 1993, the Office of the Inspector General (OIG) of the Department of Health and Human Services requested information from the Company in connection with an investigation involving the Company's procedures for preparing Medicare cost reports. In January 1995, the U.S. Department of Justice issued a Civil Investigative Demand which also requested information from the Company in connection with that same investigation. As a part of the government's investigation, several former and current employees of the Company have been interviewed. The Company is continuing to provide information and is cooperating fully with the investigation. The Company cannot predict whether the government will commence litigation regarding this matter. However, management believes that any claims likely to be asserted by the government as a result of its investigation would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

Impact of Acquisitions

     The Company was formed in July 1989 by Welsh, Carson, Anderson & Stowe and members of management to acquire a hospital contract management business established in the mid-1970s. Since that acquisition, the Company has expanded the scope of its business by acquiring acute care hospitals, the first in fiscal 1991, three facilities in fiscal 1992 (one of which has been divested), eleven facilities in fiscal 1994 (ten of which were acquired in a single transaction -- five of which have been divested and two of which were exchanged for two other hospitals), three facilities in fiscal 1995 and one additional facility in August 1995. The Company also acquired Hospital Management Professionals, Inc., a hospital contract management company, in fiscal 1993. Since July 1989, the proportion of the Company's net operating revenue contributed by the Company's owned hospitals has increased significantly. The Company's owned hospitals accounted for 88% and 85% of the Company's net operating revenue for the nine months ended March 31, 1996 and 1995, respectively.

     Because of the financial impact of the Company's recent acquisitions, it is difficult to make meaningful comparisons between the Company's financial statements for the fiscal periods presented. In addition, due to the current number of owned hospitals, each additional hospital acquisition can affect the overall operating margin of the Company. Upon the acquisition of a hospital, the Company has typically taken a number of immediate steps, including staffing adjustments, to lower operating costs. The impact of such actions can be partially offset by cost increases to expand the hospital's services, strengthen its medical staff and improve its market position. The benefits of these investments and of other activities to improve operating margins may not occur immediately. Consequently, the financial performance of an acquired hospital may adversely affect overall operating margins in the near-term. As the Company makes additional hospital acquisitions, the Company expects that this effect will be mitigated by the expanded financial base of existing hospitals.

Industry Trends

     The Company's owned hospitals derive a substantial portion of their revenue from the federal Medicare program and the state Medicaid programs. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation.

     Both federal and state legislators are continuing to scrutinize the health care industry for the purpose of reducing health care costs. The Company is unable to predict what, if any, future health reform legislation may be enacted at the federal or state level. Changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have an adverse impact upon the health care industry and the Company.

     In addition, states, insurance companies and employers are actively negotiating the amounts paid to hospitals, which are typically lower than their standard rates. The trend toward managed care, including health maintenance organizations, preferred provider organizations and various other forms of managed care, may affect hospitals' ability to maintain their current rate of net revenue growth and operating margins.

     The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals was approximately 34% and 31% of gross patient service revenue for the nine months ended March 31, 1996 and 1995, respectively.

SELECTED OPERATING STATISTICS - OWNED HOSPITALS

     The following table sets forth certain operating statistics for the Company's owned hospitals for each of the periods presented. The results of the owned hospitals for the three months ended March 31, 1996 include three months of operations for thirteen hospitals and a partial period for one hospital divested during such period. The results of the owned hospitals for the three months ended March 31, 1995 include three months of operations for eleven hospitals and a partial period for one hospital acquired during such period. The results of the owned hospitals for the nine months ended March 31, 1996 include nine months of operations for twelve hospitals and partial periods for one hospital acquired and one hospital divested during such period. The results of the owned hospitals for the nine months ended March 31, 1995 include nine months of operations for ten hospitals and partial periods for two hospitals acquired during such period.

                                              THREE MONTHS                 NINE MONTHS
                                                 ENDED                        ENDED
                                                MARCH 31                     MARCH 31
                                                --------                     --------
                                             1996        1995          1996            1995
                                             ----        ----          ----            ----
Number of hospitals at end of period             13        12            13                12
Licensed beds at end of period                3,192     2,861         3,192             2,861
Beds in service at end of period              2,635     2,320         2,635             2,320
Admissions                                   25,061    19,928        70,649            53,424
Average length of stay (days)                   5.9       6.3           5.8               6.2
Patient days                                147,322   125,451       410,800           332,707
Adjusted patient days                       217,764   183,441       620,217           483,439
Occupancy rates (average licensed beds)        49.0%     51.3%         45.9%             48.5%
Occupancy rates (average beds in service)      59.6%     63.7%         55.9%             60.1%
Gross inpatient revenues (in thousands)    $299,972  $243,314      $828,012          $655,327
Gross outpatient revenues (in thousands)   $143,581  $112,528      $422,103          $296,894

RESULTS OF OPERATIONS

     The tables below present for the three months and nine months ended March 31, 1996 and 1995 the Company's consolidated results of operations and the separate results of the Company's owned hospitals and its management services business. The results of the owned hospitals for the three months ended March 31, 1996 include three months of operations for thirteen hospitals and a partial period for one hospital divested during such period. The results of the owned hospitals for the three months ended March 31, 1995 include three months of operations for eleven hospitals and a partial period for one hospital acquired during such period. The results of the owned hospitals for the nine months ended March 31, 1996 include nine months of operations for twelve hospitals and partial periods for one hospital acquired and one hospital divested during such period. The results of the owned hospitals for the nine months ended March 31, 1995 include nine months of operations for ten hospitals and partial periods for two hospitals acquired during such period.

     Net operating revenue for the Company's owned hospitals is comprised of net patient service revenue, which is revenue from services provided to patients by such hospitals net of contractual adjustments, policy and charity discounts. Such revenue is received primarily from Medicare, Medicaid and commercial insurance payors.

     Net operating revenue for the Company's management services business is comprised of fees from management and consulting services provided to third-party hospitals pursuant to management contracts and consulting arrangements plus reimbursable expenses. Reimbursable expenses (which are included in operating revenues and operating expenses at the same amount) are amounts that are owed to the Company under its management contracts with client hospitals with respect to the salary, employee benefits and other costs incurred by the Company in providing a managed hospital with a chief executive officer and, typically, a chief financial officer.


                                                                 THREE MONTHS ENDED MARCH 31, 1996
                                                                 ---------------------------------
                                                     OWNED                MANAGEMENT
                                                   HOSPITALS               SERVICES                CONSOLIDATED
                                                   ---------               --------                ------------
                                                                 (DOLLARS IN THOUSANDS)
Operating revenue                                   $251,424                $19,470                 $270,894
Reimbursable expenses                                     --                 15,113                   15,113
                                                    --------                -------                 --------
     Net operating revenue                           251,424                 34,583                  286,007
Operating expenses before
  depreciation and amortization                      202,684                 26,828                  229,512
Net gain on sale of assets                              (826)                    --                     (826)
                                                    --------                -------                 --------
EBITDA (1)                                            49,566                  7,755                   57,321
Depreciation and amortization                         13,900                    394                   14,294
                                                    --------                -------                 --------
Earnings before interest, minority
  interest and income taxes                           35,666                  7,361                   43,027




                                                                     THREE MONTHS ENDED MARCH 31, 1995
                                                                     ---------------------------------
                                                              OWNED              MANAGEMENT
                                                            HOSPITALS             SERVICES           CONSOLIDATED
                                                            ---------             --------           ------------
                                                                           (DOLLARS IN THOUSANDS)

Operating revenue                                            $195,168              $18,658             $213,826
Reimbursable expenses                                              --               13,687               13,687
                                                             --------              -------             --------
      Net operating revenue                                   195,168               32,345              227,513
Operating expenses before
  depreciation and amortization                               159,708               24,466              184,174
                                                             --------              -------             --------
EBITDA (1)                                                     35,460                7,879               43,339
Depreciation and amortization                                   9,207                  287                9,494
                                                             --------              -------             --------
Earnings before interest, minority
  interest and income taxes                                    26,253                7,592               33,845





                                                                             NINE MONTHS ENDED MARCH 31, 1996
                                                                             --------------------------------
                                                                   OWNED               MANAGEMENT
                                                                  HOSPITALS             SERVICES           CONSOLIDATED
                                                                  ---------             --------           ------------
                                                                                  (DOLLARS IN THOUSANDS)
Operating revenue                                                  $713,932              $57,049             $770,981
Reimbursable expenses                                                    --               41,982               41,982
                                                                   --------              -------             --------
 Net operating revenue                                              713,932               99,031              812,963
Operating expenses before
  depreciation and amortization                                     583,094               75,006              658,100
Net gain on sale of assets                                             (826)                  --                 (826)
                                                                   --------              -------             --------
EBITDA (1)                                                          131,664               24,025              155,689
Depreciation and amortization                                        40,232                1,113               41,345
                                                                   --------              -------             --------
Earnings before interest, minority
  interest and income taxes                                          91,432               22,912              114,344





                                                                             NINE MONTHS ENDED MARCH 31, 1995
                                                                             --------------------------------
                                                                   OWNED               MANAGEMENT
                                                                  HOSPITALS             SERVICES           CONSOLIDATED
                                                                  ---------             --------           ----------
                                                                                (DOLLARS IN THOUSANDS)
Operating revenue                                                  $525,858              $55,256             $581,114
Reimbursable expenses                                                    --               38,413               38,413
                                                                   --------              -------             --------
  Net operating revenue                                             525,858               93,669              619,527
Operating expenses before
  depreciation and amortization                                     434,682               71,217              505,899
                                                                   --------              -------             --------
EBITDA (1)                                                           91,176               22,452              113,628
Depreciation and amortization                                        25,460                  938               26,398
                                                                   --------              -------             --------
Earnings before interest, minority
  interest and income taxes                                          65,716               21,514               87,230

- - -----------------------------
(1) EBITDA represents earnings before interest, minority interest, income taxes, depreciation and amortization expense. The Company has included EBITDA data because such data is used by certain investors to measure a company's ability to service debt. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

     The Company's net operating revenue was $286.0 million for the three months ended March 31, 1996, compared to $227.5 million for the comparable period of fiscal 1995, an increase of $58.5 million or 26%. Net operating revenue of the Company's owned hospitals increased by $56.3 million or 29%, which was primarily attributable to the hospitals acquired in fiscal 1995 and 1996. Net operating revenue of hospitals owned by the Company during both periods (calculated by comparing the same partial periods in both fiscal periods for hospitals owned for a portion of fiscal 1995) increased by $10.3 million or 5% due to increased outpatient volumes, new and expanded patient services, additional revenues from Medicaid and Medicare programs and increased customary charges. Net operating revenue for the owned hospitals is reported net of contractual adjustments and policy and charity discounts of $197.6 million for the three months ended March 31, 1996 and $164.5 million for the three months ended March 31, 1995. The $33.1 million increase in such adjustments and discounts is primarily attributable to the acquisitions made during fiscal 1995 and 1996. Contractual adjustments principally result from differences between the hospitals' customary charges and payment rates under the Medicare and Medicaid programs. Net operating revenue from management services increased by $2.2 million or 7% for the three months ended March 31, 1996, which was primarily attributable to revenues from price increases on existing management contracts, the introduction of new services and increases in reimbursable expenses.

     Operating expenses before depreciation and amortization increased by $45.3 million or 25% for the three months ended March 31, 1996. Operating expenses before depreciation and amortization of the Company's owned hospitals increased by $43.0 million or 27%, which was primarily attributable to the hospitals acquired in fiscal 1995 and 1996. Operating expenses before depreciation and amortization, as a percentage of net operating revenue, of the Company's owned hospitals decreased from 81.8% for the three months ended March 31, 1995 to 80.6% for the three months ended March 31, 1996. Operating expenses of hospitals owned by the Company during both periods increased by $6.8 million or 4% due to the increases in outpatient volumes and the costs of new and expanded patient services. Operating expenses before depreciation and amortization, as a percentage of net operating revenue, of such hospitals decreased from 81.1% for the three months ended March 31, 1995 to 80.3% for the three months ended March 31, 1996. The percentage decrease is primarily due to a reduction in the provision for doubtful accounts and the increases in revenue as discussed above. Operating expenses before depreciation and amortization of the management services business increased by $2.4 million or 10% which was primarily attributable to increases in reimbursable expenses and the costs of new services. Operating expenses before depreciation and amortization, as a percentage of net operating revenue, for the Company's management services business increased from 75.6% for the three months ended March 31, 1995 to 77.6% for the three months ended March 31, 1996. The percentage increase is primarily due to increases in reimbursable expenses and the costs of new services.

     The net gain on sale of assets increased $.8 million for the three months ended March 31, 1996. On February 1, 1996, Alegent Health acquired a minority ownership in Midlands Community Hospital in Papillion, Nebraska. On March 1, 1996, the Company sold certain assets and the business of Concho Valley Regional Hospital in San Angelo, Texas.

     Primarily as a result of the hospital acquisitions in fiscal 1995 and 1996 and the improvement in operating margins of the Company's owned hospitals, the Company's EBITDA increased by $14.0 million or 32% from $43.3 million for the three months ended March 31, 1995 to $57.3 million for the three months ended March 31, 1996. EBITDA for the Company's owned hospitals increased by $14.1 million or 40%. EBITDA for the hospitals owned by the Company during both periods increased $4.4 million or 12%. Excluding the net gain on sale of assets, EBITDA for the hospitals owned by the Company during both periods would have increased $3.5 million or 10%. EBITDA attributable to the Company's management services business decreased $.1 million or 2% which was primarily attributable to the costs of new services.

     Depreciation and amortization expense for the three months ended March 31, 1996 increased $4.8 million or 51%, which was primarily attributable to the hospitals acquired in fiscal 1995 and 1996. Interest expense increased by $3.2 million or 53% for the three months ended March 31, 1996 primarily due to debt incurred to finance the hospitals acquired in fiscal 1995 and 1996 and the issuance of subordinated debentures in November 1995.

     The Company reported income before income taxes of $33.5 million for the three months ended March 31, 1996 compared to $27.5 million for the three months ended March 31, 1995. Income tax expense increased $2.2 million due primarily to the increase in pre-tax income.

     Net income for the three months ended March 31, 1996 increased $3.8 million or 24% to $19.9 million from $16.1 million for the three months ended March 31, 1995. This increase was primarily attributable to the hospitals acquired in fiscal 1995 and 1996 and the increased profitability of the Company's owned hospitals, as discussed above.

Nine Months Ended March 31, 1996 Compared to Nine Months Ended March 31, 1995

     The Company's net operating revenue was $813.0 million for the nine months ended March 31, 1996, compared to $619.5 million for the comparable period of fiscal 1995, an increase of $193.5 million or 31%. Net operating revenue of the Company's owned hospitals increased by $188.1 million or 36%, which was primarily attributable to the hospitals acquired in fiscal 1995 and 1996. Net operating revenue of hospitals owned by the Company during both periods increased by $16.6 million or 3% due to increased outpatient volumes, new and expanded patient services and increased customary charges. Net operating revenue for the owned hospitals is reported net of contractual adjustments and policy and charity discounts of $551.8 million for the nine months ended March 31, 1996 and $437.9 million for the nine months ended March 31, 1995.
The $113.9 million increase in such adjustments and discounts is primarily attributable to the acquisitions made during fiscal 1995 and 1996. Net operating revenue from management services increased by $5.4 million or 6% for the nine months ended March 31, 1996, which was primarily attributable to revenues from price increases on existing management contracts, the introduction of new services and increases in reimbursable expenses.

     Operating expenses before depreciation and amortization increased by $152.2 million or 30% for the nine months ended March 31, 1996. Operating expenses before depreciation and amortization of the Company's owned hospitals increased by $148.4 million or 34%, which was primarily attributable to the hospitals acquired in fiscal 1995 and 1996. Operating expenses before depreciation and amortization, as a percentage of net operating revenue, of the Company's owned hospitals decreased from 82.7% for the nine months ended March 31, 1995 to 81.7% for the nine months ended March 31, 1996. Operating expenses of hospitals owned by the Company during both periods increased by $8.0 million or 2% due to the increases in outpatient volumes and the costs of new and expanded patient services. Operating expenses before depreciation and amortization, as a percentage of net operating revenue, of such hospitals decreased from 81.8% for the nine months ended March 31, 1995 to 80.7% for the nine months ended March 31, 1996. The percentage decrease is primarily due to a reduction in the provision for doubtful accounts. Operating expenses before depreciation and amortization of the management services business increased by $3.8 million or 5% which was primarily attributable to increases in reimbursable expenses and the costs of new services. Operating expenses before depreciation and amortization, as a percentage of net operating revenue, for the Company's management services business decreased from 76.0% for the nine months ended March 31, 1995 to 75.7% for the nine months ended March 31, 1996. The percentage decrease is primarily due to a reduction in employee benefits expense.

     The net gain on sale of assets increased $.8 million for the nine months ended March 31, 1996. On February 1,1996, Alegent Health acquired a minority ownership in Midlands Community Hospital in Papillion, Nebraska. On March 1, 1996, the Company sold certain assets and the business of Concho Valley Regional Hospital in San Angelo, Texas.

     Primarily as a result of the hospital acquisitions in fiscal 1995 and 1996 and the improvement in overall operating margins, the Company's EBITDA increased by $42.1 million or 37% from $113.6 million for the nine months ended March 31, 1995 to $155.7 million for the nine months ended March 31, 1996. EBITDA for the Company's owned hospitals increased by $40.5 million or 44%. EBITDA for the hospitals owned by the Company during both periods increased $9.4 million or 10%. Excluding the net gain on sale of assets, EBITDA for the hospitals owned by the Company during both periods would have increased $8.6 million or 9%. EBITDA attributable to the Company's management services business increased $1.6 million or 7%.

     Depreciation and amortization expense for the nine months ended March 31, 1996 increased $14.9 million or 57%, which was primarily attributable to the hospitals acquired in fiscal 1995 and 1996. Interest expense increased by $11.2 million or 70% for the nine months ended March 31, 1996 primarily due to debt incurred to finance the hospitals acquired in fiscal 1995 and 1996.

     The Company reported income before income taxes of $86.5 million for the nine months ended March 31, 1996 compared to $70.6 million for the nine months ended March 31, 1995. Income tax expense increased $5.9 million primarily due to the increase in pre-tax income.

     Net income for the nine months ended March 31, 1996 increased $10.0 million or 24% to $51.4 million from $41.4 million for the nine months ended March 31, 1995. This increase was primarily attributable to the hospitals acquired in fiscal 1995 and 1996 and the increased profitability of the Company's owned hospitals and management services business, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had working capital of $169.7 million, including cash and cash equivalents of $28.6 million. The ratio of current assets to current liabilities was 2.7 to 1.0 at

March 31, 1996 compared to 2.6 to 1.0 at June 30, 1995.

     As with the hospital industry in general, a major component of the Company's working capital is accounts receivable arising from services provided to the patients of its owned hospitals. Payments on accounts receivable are made by third-party payors (Medicare, Medicaid, private insurance carriers and various types of insurance plans) and directly by the patients. The Company believes that the average collection period for its owned hospitals is consistent with the industry average. Fees in the Company's management and consulting businesses are generally paid monthly.

     The Company's cash requirements excluding acquisitions have historically been funded by cash generated from operations. Cash generated from operations was $85.3 million and $54.8 million for the nine months ended March 31, 1996 and 1995, respectively. The increase is primarily due to the cash generated from the hospitals acquired in fiscal 1995 and 1996.

     Capital expenditures excluding acquisitions for the nine months ended March 31, 1996 and 1995 were $42.3 million and $30.9 million, respectively. The management services business does not require significant capital expenditures. Capital expenditures for owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. The Company expects to make capital expenditures in fiscal 1996 of approximately $60.0 million, exclusive of any acquisitions.

     The Company intends to acquire additional acute care facilities, and the Company is actively seeking such acquisitions. There can be no assurance that the Company will not require additional debt or equity financing for any particular acquisition. Also, the Company continually reviews its capital needs and financing opportunities and may seek additional debt or equity capital for its acquisition program or other needs. At March 31, 1996, the Company had $424.0 million available under its Revolving Line of Credit.

     On November 7, 1995, the Company signed a letter of intent to form a joint venture controlled by the Company to acquire the assets of Mary Black Hospital in Spartanburg, South Carolina. The proposed transaction is subject to the completion of customary closing conditions and obtaining certain regulatory approvals.

     During the nine months ended March 31, 1996, the Company invested approximately $187.7 million in hospital and affiliated business acquisitions. On August 1, 1995, a subsidiary of the Company acquired certain assets and businesses of The Lutheran Hospital of Indiana, Inc. in Fort Wayne, Indiana for approximately $172.0 million, which was financed through $167.5 million of bank debt and assumption of certain current liabilities. On February 1, 1996, a subsidiary of the Company acquired certain assets and businesses of Fort Wayne Center Equipment, Inc. and affiliate for approximately $13.6 million, which was financed through bank debt. On February 1, 1996, Alegent Health acquired a minority ownership in Midlands Community Hospital in Papillion, Nebraska for approximately $1.0 million. The agreement provides options for Alegent to acquire the remaining interests prior to August 1, 1997 or to acquire the remaining interests or additional ownership interests on an annual basis through August 1, 2001 subject to certain restrictions. On March 1, 1996, the Company sold certain assets and the business of Concho Valley Regional Hospital in San Angelo, Texas.

     In fiscal 1995, the Company invested approximately $99.7 million in hospital and affiliated business acquisitions. On August 1, 1994, a subsidiary of the Company acquired the assets and business of Midlands Community Hospital in Papillion, Nebraska for approximately $11.0 million, which was financed through $9.2 million of bank debt and assumption of certain current liabilities. On February 1, 1995, a subsidiary of the Company acquired the assets and business of Carolinas Hospital System in Florence, South Carolina for approximately $86.0 million, which was financed through $76.0 million of bank debt and assumption of certain current liabilities. On June 1, 1995, a subsidiary of the Company acquired certain personal property and the business of Lake City Community Hospital in Lake City, South Carolina for approximately $2.0 million and entered into an agreement to lease the land, buildings and equipment.

     On November 9, 1995, the Company issued in a public offering $150.0 million in Senior Subordinated Notes maturing on November 1, 2005 and bearing interest at 8.75%. The Notes are subject to redemption at the option of the Company at a price of 104.375% on or after November 1, 2000, 102.188% on or after November 1, 2001 and at par on or after November 1, 2002. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness. The indenture for the Notes contains covenants including restrictions on additional indebtedness, investments, the pledge or disposition of assets, transactions with affiliates and the ability to merge or consolidate with or to transfer assets to another entity and a requirement to repurchase all Notes at 101% of their principal amount in the event of a change in control of the Company. The indenture also prohibits certain restricted payments, including dividends and other distributions (other than dividends or distributions payable solely in capital stock of the Company and related securities) and repurchases of common stock and related securities, in excess of the sum of (i) the aggregate of consolidated net income for the period beginning October 1, 1995 (taking into account for this purpose 50% or 100% of such income for the period if such income is positive or negative, respectively), (ii) 100% of the aggregate net proceeds from the issuance of capital stock and related securities after November 9, 1995 and (iii) $25 million. The majority of the proceeds of the Senior Subordinated Notes was used to repay other indebtedness.

     In June 1993, the OIG of the Department of Health and Human Services requested information from the Company in connection with an investigation involving the Company's procedures for preparing Medicare cost reports. In January 1995, the U.S. Department of Justice issued a Civil Investigative Demand which also requested information from the Company in connection with that same investigation. As a part of the government's investigation, several former and current employees of the Company have been interviewed. The Company is continuing to provide information and is cooperating fully with the investigation. The Company cannot predict whether the government will commence litigation regarding this matter. However, management believes that any claims likely to be asserted by the government as a result of its investigation would not have a material adverse effect on the Company's financial position or results of operations.

INFLATION

     The health care industry is labor intensive. Wages and other expenses increase especially during periods of inflation and when shortages in marketplaces occur. In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company has generally been able to offset increases in operating costs by increasing charges for services and expanding services. The Company has also implemented cost control measures to curb increases in operating costs and expenses. In light of cost containment measures imposed by government agencies, insurance companies and employers, the Company is unable to predict its ability to offset or control future cost increases.

                          PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The exhibits filed as part of this Report are listed in the Index to Exhibits immediately following the signature page.


     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 QUORUM HEALTH GROUP, INC.




Date: May 10, 1996               By:   /s/ James E. Dalton, Jr.
                                       ----------------------------
                                       James E. Dalton, Jr.
                                       President/Chief Executive
                                       Officer


Date: May 10, 1996               By:   /s/ Terry Allison
                                       ----------------------------
                                       Terry Allison
                                       Vice President and Assistant
                                       Treasurer
                                       (Chief Accounting Officer)

                                 Exhibit Index




Exhibit No.


11             Computation of Earnings Per Share


27             Financial Data Schedule (for SEC use only)