Form 10-K
period 1996-06-30
QUORUM HEALTH GROUP INC
filed 1996-09-27
CIK 854694

                                   FORM 10-K
(Mark One)

        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE
                      REQUIRED]
                      For the fiscal year ended June 30, 1996

                                     OR

        [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      [NO FEE REQUIRED]
                      For the transition period from _______ to _________

                       Commission file number 000-22766

                          QUORUM HEALTH GROUP, INC.
           (Exact name of registrant as specified in its charter)


               Delaware                                         62-1406040
               --------                                         ----------
     (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                       Identification Number)


               103 Continental Place, Brentwood, Tennessee 37027
               -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (615) 371-7979
                -----------------------------------------------
               (Company's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act

                          Common Stock, par value $.01
                          ----------------------------
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes  X      No
   -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $916,778,085 as of September 24, 1996. The number of Shares of Common Stock outstanding as of such date was 48,732,661.


       The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K: Registrant's definitive proxy materials for its 1996 Annual Meeting of Stockholders.


                               TABLE OF CONTENTS
                                                                                                          Page
ITEM 1.      BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
             Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
             Business Strategy  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
             Owned Hospitals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
             Management Services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
             National Purchasing Contracts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
             Government Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
             Government Payment Programs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
             Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
             Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
             Professional Liability . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
ITEM 2.      PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
ITEM 3.      LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . .    19
ITEM 5.      MARKET FOR COMPANY'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
ITEM 6.      SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
             Impact of Acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
             Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25
             Industry Trends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28
             Inflation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . . .    29
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . . . .    29
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30
ITEM 11.     EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . .    30
ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Sig-1

                                     PART I

ITEM 1.  BUSINESS

Overview

         Quorum is a leading hospital management company which at July 1, 1996 owned, managed under contract or provided consulting services to acute care hospitals in 43 states. At such date, the Company owned and operated fifteen acute care hospitals with 3,507 licensed beds and provided comprehensive management services to 253 hospitals with approximately 26,000 licensed beds. During fiscal 1996, the Company had contracts with 161 additional hospitals to provide selected consulting and support services.

         Over the past several years, alternative health care delivery systems, such as home health services, outpatient surgery and emergency and diagnostic centers, have grown substantially, as health care providers, government agencies and private insurance companies have sought means of providing quality health care in a cost efficient manner. Notwithstanding these developments, the Company believes that patients and physicians will continue to rely on acute care hospitals as the primary source of sophisticated health care.

         In recent years, the rapidly rising cost of health care has placed economic strains on many hospitals as they have attempted to operate within the cost containment measures imposed by the Medicare and Medicaid programs and by private insurance companies in an increasingly competitive environment. The Company believes that these pressures have caused many acute care hospitals to consider other management and ownership alternatives. Some sponsors of tax-exempt acute care hospitals are reassessing their ability to provide health care as independent providers and are seeking to align themselves with larger health systems. The Company anticipates that such reassessments may lead owners to sell or merge a significant number of hospitals and will create opportunities for the Company to make strategic acquisitions of facilities.

Business Strategy

         The Company's strategy is (i) to continue to improve the financial performance and the services of its owned hospitals, (ii) to acquire additional acute care hospitals, primarily in medium-sized markets, and to achieve additional market penetration in such markets, (iii) to utilize the Company's network of hospital management professionals to identify strategic hospital acquisitions and other opportunities to create networks with other hospitals and health care providers and (iv) to maintain the Company's management contract business as an essential line of business and as a source of market knowledge and stable cash flow. The Company believes that its experience and position as a leading provider of management services to acute care hospitals in the United States affords it a competitive advantage in acquiring and operating hospitals and in creating medical service networks in local markets.

         Acquisition Strategy

         The hospital industry is experiencing some consolidation in response to increasing competitive and regulatory pressures. The Company anticipates that such consolidation will create acquisition opportunities for the Company as hospital groups attempt to rationalize their hospital ownership and as independent hospitals seek affiliations with a hospital network such as Quorum's.

         A significant element of Quorum's strategy is to actively pursue acquisitions of acute care hospitals because it believes that well-positioned, efficiently managed acute care hospitals will continue to be the center of the health care delivery system in the United States. Acquisition candidates will typically be hospitals ranging in size from 100 to 400 beds, that are generally located in markets that will support more than one hospital. The Company's acquisition efforts are directed at identifying hospitals whose financial and operating performance would be enhanced by the Company's management expertise and resources. The Company is primarily interested in medium-sized markets with population bases of between 50,000 and 500,000 people. The Company intends to make acquisitions that will either enhance the Company's position within its existing markets or enable it to enter into new markets consistent with its strategic criteria. The Company's recent acquisitions of Lutheran Hospital of Indiana (in Fort Wayne, Indiana) in August 1995 and Mary Black Memorial Hospital (in Spartanburg, South Carolina) in July 1996 represent entries into such targeted markets.

         The Company also believes that, as a result of industry consolidation, hospital owners must be prepared to integrate their operations with physician groups, outpatient centers and other medical service providers in the community. Accordingly, the Company intends to enter markets that are large enough to permit the creation of medical service networks with the ability to effectively and profitably serve patient and payor needs. The Company is primarily interested in markets in which the ownership of one or possibly two hospitals would give the Company sufficient market position to permit the Company to play a significant role in the health care delivery systems in such communities.
The Company's acquisition strategy is not directed at markets in which ownership of a greater number of hospitals is required to be an effective competitor in that market. Although the Company concentrates its acquisition efforts primarily in medium-sized markets, attractive acquisition opportunities may also arise in other smaller markets. These smaller market hospitals may be in proximity to one of the Company's medium-sized markets or in a separate, independent market.

         The Company believes that its nationwide network of hospital management employees provides a competitive advantage in identifying suitable hospital acquisition candidates and in understanding the local markets in which such hospitals operate. The Company's experience has been that the financial performance and prospects of hospitals within the size range and in the markets targeted by the Company vary widely, and the Company believes that acquisition prices will vary accordingly.

         Operating Strategy for Owned Hospitals


         The Company believes that its management expertise, its access to capital, its financial and operating systems, its national purchasing strength, and its educational and training programs will enable the Company's owned hospitals to compete successfully against other hospitals and health care providers. In addition, the Company considers its experience in working with physicians, hospital owners and managed care plans as enhancing the ability of its owned hospitals to attract patients and to recruit and retain physicians and other medical personnel, which are critical to the success of any hospital.

         In attempting to improve the financial performance of its owned hospitals, the Company typically takes a number of steps to lower operating costs and enhance revenues. Initiatives include application of purchasing economies, enhancement of payment and accounts receivable practices, implementation of flexible staffing plans, improved length of stay management, and increased focus on resource consumption. The Company also generally seeks to improve the operations of its acquired hospitals by expanding and improving the quality of the services provided by a hospital to make it more attractive to physicians, patients and third-party payors. The Company also recruits additional physicians and markets the hospital's services directly to businesses, governments, managed care organizations and others. In addition, the Company seeks opportunities to form networks or alliances with other health care providers in appropriate markets. These network relationships may be in the form of purchase, joint venture, lease or management contracts.

         Management Services Strategy


         The Company's strategy for the growth of its management services business includes continuing to utilize its national network of hospital employees for the generation of leads for new contract clients; targeting larger hospitals for contract relationships; and pursuing network, managed care and joint venture opportunities with its client hospitals, other healthcare providers, and insurers. As the hospital industry consolidates, the demand for the Company's management services may be affected by the reduction in the number of independent hospitals. To minimize the effects of such consolidation, the Company's strategy for increasing the revenue and profitability of its management services business involves providing additional services to existing managed hospitals, seeking appropriate fee increases, and developing and marketing new services, in addition to obtaining new contracts.

Owned Hospitals

         Acquisitions


         The Company acquired its first acute care hospital in fiscal
1991. The Company acquired three facilities in fiscal 1992 (one of which has been divested), eleven facilities in fiscal 1994 (ten of which were acquired in a single transaction-five of which have been divested and two of which were exchanged for two other hospitals), three facilities in fiscal 1995, two facilities in fiscal 1996, and two facilities during the two months ended August 31, 1996. As of August 31, 1996, the Company owned and operated sixteen hospitals. Of the Company's owned hospitals, thirteen are located in medium-sized markets and three are located in the larger markets of Columbus, Ohio; Las Vegas, Nevada; and Omaha, Nebraska. The Company from time-to-time considers proposals to acquire additional hospitals or to enter into joint venture arrangements.

         Operations

         The Company's owned hospitals are general acute care hospitals and, as such, offer a wide range of facilities and inpatient medical services such as operating/recovery rooms, intensive care and coronary care units, diagnostic services and emergency room services, as well as outpatient services such as same-day surgery, laboratory, pharmacy and rehabilitation services and respiratory therapy. The outpatient services of the Company's owned hospitals may be affected by certain proposed regulatory changes regarding payment for outpatient services. See "--Government Regulation" and "--Government Payment Programs".

         The Company's hospitals provide certain specialty services which differ at each hospital, but which include cancer treatment, open heart surgery, skilled nursing, treatment for chemical dependency and home health care services. The Company's owned hospitals are not engaged in extensive medical research or educational programs.

         The following table sets forth certain information with respect to each of the Company's owned hospitals as of August 31, 1996.

                                                                  Licensed      Beds in          Date of
 Hospital and Location                                            Beds(1)     Service(2)       Acquisition
 ---------------------                                            -------     ----------       -----------
 ParkView Regional Medical Center  . . . . . . . . . . . . .        231           193         November 1990
   Vicksburg, Mississippi

 Park Medical Center . . . . . . . . . . . . . . . . . . . .        404           145         February 1992
   Columbus, Ohio

 Flowers Hospital  . . . . . . . . . . . . . . . . . . . . .        400           400         June 1992
   Dothan, Alabama

                                                                  Licensed      Beds in          Date of
 Hospital and Location                                            Beds(1)     Service(2)       Acquisition
 ---------------------                                            -------     ----------       -----------
 Desert Springs Hospital . . . . . . . . . . . . . . . . . .        225           219         October 1993
   Las Vegas, Nevada

 Macon Northside Hospital  . . . . . . . . . . . . . . . . .        103           103         October 1993
   Macon, Georgia

 Middle Georgia Hospital . . . . . . . . . . . . . . . . . .        119           119         October 1993
   Macon, Georgia

 Gadsden Regional Medical Center . . . . . . . . . . . . . .        346           257         December 1993
   Gadsden, Alabama

 Abilene Regional Medical Center . . . . . . . . . . . . . .        160           160         May 1994
   Abilene, Texas

 Medical Center Enterprise . . . . . . . . . . . . . . . . .        135           117         May 1994
   Enterprise, Alabama

 Midlands Community Hospital . . . . . . . . . . . . . . . .        208           160         August 1994
   Papillion, Nebraska

 Carolinas Hospital System . . . . . . . . . . . . . . . . .        424           380         February 1995
   Florence, South Carolina

 Carolinas Hospital System -- Lake City(3) . . . . . . . . .         48            40         June 1995
   Lake City, South Carolina

 Lutheran Hospital of Indiana  . . . . . . . . . . . . . . .        389           342         August 1995
   Fort Wayne, Indiana

 Jacksonville Hospital . . . . . . . . . . . . . . . . . . .         89            56         June 1996
   Jacksonville, Alabama

 Mary Black Memorial Hospital  . . . . . . . . . . . . . . .        226           226         July 1996
   Spartanburg, South Carolina

 Carolinas Hospital System -- Kingstree (3)  . . . . . . . .         78            40         August 1996
   Kingstree, South Carolina

- ---------------
(1) Licensed beds are the number of beds for which a facility has been licensed by the appropriate state agency regardless of whether the beds are actually available for patient use.
(2) Beds in service are the number of beds that are readily available for patient use.
(3) The hospitals in Lake City and Kingstree, South Carolina, are held pursuant to operating leases, each of which has an initial term of ten years and two renewal options of five years each.

         Selected Operating Statistics


         The following table sets forth certain operating statistics for
the Company's owned hospitals for each of the periods presented.   The
statistics for the year ended June 30, 1996 include a full year of operations for twelve hospitals and partial periods for two hospitals acquired and one hospital divested during such year. The statistics for the year ended June 30, 1995 include a full year of operations for ten hospitals and partial periods for three hospitals acquired during such year. The results for the year ended June 30, 1994 include a full year of operations for four hospitals and partial periods for nine hospitals acquired, three of which were divested or exchanged during such year. The results for the year ended June 30, 1993 include a full year of operations for all four of the hospitals owned by the Company in that period. The results for the year ended June 30, 1992 include a full year of operations for the hospital owned during that period and partial periods for three hospitals acquired during that period.

                                                                   Year Ended June 30
                                                                   ------------------
                                                 1996        1995        1994         1993        1992
                                              ----------   ---------  ----------   ----------   ----------
 Number of hospitals (1) . . . . . . . . .            14          13          10            4            4

 Licensed beds (1) (2) . . . . . . . . . .         3,281       2,909       2,229        1,041        1,041

 Beds in service (1) (3) . . . . . . . . .         2,691       2,368       1,796          705          710

 Admissions (4)  . . . . . . . . . . . . .        94,872      73,338      55,522       26,331       10,869

 Average length of stay (days) . . . . . .           5.8         6.2         6.0          6.4          7.1

 Patient days (5)  . . . . . . . . . . . .       548,772     451,501     335,807      169,669       77,090

 Adjusted patient days (6) . . . . . . . .       830,955     665,657     480,098      254,349      110,315

 Occupancy rate (licensed beds) (7)  . . .          46.2%       47.6%       47.6%        44.7%        38.7%

 Occupancy rate (beds in service) (8)  . .          56.2%       58.9%       61.5%        65.5%        58.3%

 Gross inpatient revenue (in thousands)  .    $1,115,363    $888,811    $622,037     $239,848      $87,397


 Gross outpatient revenue (in thousands) .    $  573,529    $421,582    $267,278     $119,706      $37,714

- -------------
(1)      At end of period.
(2) Licensed beds are the number of beds for which a facility has been licensed by the appropriate state agency regardless of whether the beds are actually available for patient use.
(3) Beds in service are the number of beds that are readily available for patient use.
(4) Admissions represent the number of patients admitted for inpatient treatment.
(5) Patient days represent the total number of days of patient care provided to inpatients.
(6) Adjusted patient days have been calculated based on an industry-accepted, revenue-based formula (multiplying actual patient days by the sum of gross inpatient revenue and gross outpatient revenue and dividing the result by gross inpatient revenue) to reflect an approximation of the number of inpatients and outpatients served.
(7) Percentages are calculated by dividing average daily census by weighted average licensed beds.
(8) Percentages are calculated by dividing average daily census by weighted average beds in service.

         Sources of Revenue


         The sources of the Company's hospital revenues are charges related to the services provided by the hospitals and their staffs, such as radiology, operating room, pharmacy, physiotherapy and laboratory procedures, and basic charges for the hospital room and related services such as general nursing care, meals, maintenance and housekeeping. The Company's hospitals receive payments for health care services from (i) the federal Medicare program, (ii) state Medicaid programs, (iii) private health care insurance carriers, HMOs, PPOs and other managed care programs, and self-insured employers, and (iv) patients directly.

         The following table sets forth the percentage of gross revenue (revenue before deducting contractual adjustments, policy and charity discounts) of the Company's owned hospitals from such payors for the periods indicated. The data for the periods presented are not strictly comparable due to the significant effect that acquisitions have had on the Company. See "Item
7. Management's Discussion and Analysis of Results of Operations and Financial Condition".

                                                                         Year Ended June 30
                                                                         ------------------
                                                                     1996       1995       1994
                                                                   --------   --------   --------
 Medicare  . . . . . . . . . . . . . . . . . . . . . . . . . .      48.5%      49.8%      49.7%
 Medicaid  . . . . . . . . . . . . . . . . . . . . . . . . . .       7.5        7.4        6.5
 Other sources . . . . . . . . . . . . . . . . . . . . . . . .      44.0       42.8       43.8
                                                                   -----      -----      -----

         Total . . . . . . . . . . . . . . . . . . . . . . . .     100.0%     100.0%     100.0%
                                                                   =====      =====      =====

         Amounts received from certain payors, such as Medicare, Medicaid and managed care organizations, such as HMOs and PPOs, generally are less than the hospitals' customary charges for the services provided. Patients are generally not responsible for any difference between customary hospital charges and amounts paid under these programs for such services, but are responsible to the extent of any exclusions, deductibles or coinsurance features of their coverage. As a result of initiatives to control health care costs, an increasing number of third-party payors are negotiating the amounts they will pay for services performed rather than simply paying health care providers the amounts billed.

Management Services

         The Company's management services business consists of managing hospitals under management contracts and providing selected consulting, educational and related services to address the specific needs of hospitals. During fiscal 1996, fees received by the Company's management services business accounted for approximately 12% of the Company's net operating revenues.

        With 253 managed hospitals, the Company is a leading provider of management services to acute care hospitals. Based on industry data published in 1995, the second and third ranked contract management organizations managed 60 and 24 hospitals, respectively. The Company believes that its industry reputation and leading market position provide a competitive advantage in seeking additional management contracts.

        The Company provides hospital owners with a comprehensive range of management and professional services. Upon entering into a management contract, the Company assesses the operations of the hospital and, based on such assessment, develops a management plan tailored to the specific needs of the hospital. The plan may involve instituting new financial and operating systems and various management initiatives such as establishing a local or regional provider network to efficiently meet a community's health care needs. The Company annually reviews the management plan with the hospital's governing board and prepares an annual progress report to identify cost savings and achievements.

        To implement the management plan adopted for each hospital, the Company provides the hospital with the services of a hospital administrator and, typically, a chief financial officer. Although the hospital administrator and chief financial officer are employees of the Company, such employees remain under the direction and control of the client hospital's governing board, and the balance of the hospital staff remain employees of the hospital, under the control and supervision of the hospital.

        The Company's hospital management team is supported by the Company's regional and corporate management staff, which has broad experience in managing hospitals of all sizes in diverse markets throughout the United States. The Company's regional group offices are located throughout the United States, with each office being responsible for the management services provided within its geographic area. Such locations also afford the Company a significant marketing advantage in responding to new business opportunities because the Company's staff is knowledgeable of the economic, demographic and regulatory factors affecting local markets.


        The Company's hospital management contracts generally provide for a term of three to five years. As of the end of each of the last two fiscal years of the Company, the rate of attrition for the management contracts at the commencement of such period has averaged approximately 8% per year. Over the same period, the Company has generally offset any attrition by obtaining additional management contracts.

        The Company believes that, generally, the fees paid under its management contracts are not directly affected by hospital industry trends. Management contract fees are based on amounts agreed upon by the Company and the hospital's governing board and are usually not based on census levels, payment programs, revenue of the hospital or other variables. As the agent of the hospital's governing board, the Company is not directly responsible for hospital licensure, liability coverage or capital expenditures or for other functions normally the responsibility of the governing board.

The Company is not obligated to fund and is not responsible for paying any hospital expenses. In providing its management services, the Company is not considered a health care provider for regulatory purposes. See "--Government Regulation".

        In addition to management contracts, the Company offers consulting services and related educational and management programs to meet the specific needs of hospitals that may or may not be part of the Company's contract management program. The Company's consulting services are directed at many of the strategic and operational needs of hospitals, including integration and integrated delivery system strategies, business office management, continuous quality improvement and re-engineering programs, health information management, human resources, surgical and nursing services, facilities design and other operational services. The Company's experience in the health care industry has been enhanced by providing consulting services to large, sophisticated medical institutions that need hospital management expertise for specific issues.

National Purchasing Contracts

        As a result of its management and consulting contracts with hospitals throughout the United States, the Company has been able to provide a wide range of national purchasing contracts with various vendors of medical supplies, equipment, pharmaceuticals and certain services. The collective buying power of the Company's managed hospitals has allowed many of such hospitals to benefit from the contracts through volume discounts, rebates and other cost savings. The Company's owned hospitals also benefit from similar savings. The Company does not make any purchases under these supply contracts on behalf of its managed hospitals; instead, the managed hospitals purchase directly from the suppliers, at prices pre-negotiated on their behalf. The Company requests its managed hospitals to make a commitment to use the Company's purchasing contracts, and, as a result, the prices the Company can provide are generally substantially lower than the prices the hospitals would otherwise be able to negotiate on their own. The Company annually notifies each hospital of any rebates the Company receives under its purchasing contracts as a result of the hospital's purchases.

        For the year ended June 30, 1996, the Company's supply contract with Baxter Healthcare Corporation ("Baxter") accounted for the largest volume of purchases made pursuant to the Company's national purchasing contracts. Purchases for the Company's managed and owned hospitals amounted to approximately $256 million during calendar year 1995, the amount on which Baxter paid rebates during fiscal 1996. Under the Baxter contract, which expired as of January 1, 1996, the Company recommended the use of Baxter supplies and equipment to its managed hospitals and, in return, Baxter paid a rebate to the Company, depending on the volume of the hospitals' purchases from Baxter. These rebates amounted to approximately 1.2% of the amount paid by the hospitals for Baxter supplies and equipment.

        During fiscal 1996, the Company entered into a purchasing alliance with Premier, Inc. ("Premier"), formerly APS Healthcare Systems, a for-profit corporation which provides group purchasing and other services to its clients. The purchasing alliance combines the purchasing power of the Company's owned and managed facilities with the purchasing power of the more than 1,700 hospitals affiliated with the Premier program. The increased purchasing power has created opportunities for reductions in the prices of hospital supplies, equipment, and pharmaceuticals to the Company's hospitals. Under the Premier purchasing alliance, the Company has agreed to use Premier as its exclusive national group purchasing organization, and Premier has agreed to pay the Company a fee equal to .98% of the amount paid by the Company's owned and managed hospitals for products purchased through the purchasing alliance.

Government Regulation

         Hospitals are subject to extensive governmental regulation at the federal, state and local levels. These laws and regulations require that hospitals meet various detailed standards relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, utilization, rate setting, compliance with building codes and environmental protection laws, and numerous other matters. Failure to comply with applicable regulations can jeopardize a hospital's licensure, ability to participate in the Medicare and Medicaid programs, and ability to operate as a hospital.

        State certificate of need laws, which vary from state to state, may place limitations on a hospital's ability to expand services, add new equipment, or construct new facilities. However, the Company has not experienced, and does not expect to experience, any material adverse effects from state certificate of need requirements or from the imposition, elimination or relaxation of such requirements. See "--Competition".

         Most hospitals (including all of the Company's owned hospitals) derive a substantial portion of their revenue from Medicare and Medicaid programs. Changes in these programs could have an adverse impact upon the Company. See "--Government Payment Programs".

        Hospitals are subject to periodic inspection by federal, state and local authorities in order to determine their compliance with applicable regulations and standards. Such compliance must be demonstrated to maintain licensure and to participate as a certified health care provider in the Medicare and Medicaid programs. All of the Company's owned hospitals are licensed under appropriate state laws and are certified to participate in the Medicare program. In addition, it is a policy of the Company that all its owned hospitals apply for accreditation by the appropriate accreditation body, such as the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") or the American Osteopathic Association. All of the Company's owned hospitals are accredited with the exception of Carolinas Hospital System-Lake City and
- -Kingstree, which are in the process of applying for accreditation. Accreditation indicates that a hospital meets certain minimum standards and generally satisfies the applicable health and administrative standards for Medicare certification, although accreditation is not required to obtain Medicare certification.

         The Company believes that its owned hospitals are in substantial compliance with current federal, state, local and independent review body regulations and standards. However, these requirements are subject to administrative and judicial interpretation and legislative change, and it may be necessary for the Company to effect changes in its facilities, equipment, personnel and services in order to remain qualified. Although the Company intends to continue to maintain its licensure and certifications, there can be no assurance that its owned hospitals will be able to comply with all future requirements or that failure to so comply would not adversely affect the Company.

         In recent years, due to escalating health care costs, there has been an increased scrutiny of the health care industry, and an increase in new federal and state legislation aimed at controlling health care costs. Such legislation generally precludes physicians from having a financial interest in medical facilities to which they refer patients or otherwise regulates such ownership, on the grounds that over utilization can result from physician ownership. There is an exception to the federal self-referral statute which allows physicians to have an ownership interest in an entire hospital, as opposed to an ownership interest in a department of a hospital. The Company has implemented, and may in the future implement, arrangements by which physicians and other local investors obtain ownership interests in particular hospitals or permitted health care providers. To date, such legislation has not had a material adverse effect on the operations of the Company, but there can be no assurance that future health care reform legislation will not have such a material adverse effect.

        Reducing the cost of health care continues to be a major goal of both federal and state legislators. To achieve this end, various legislative proposals have been introduced or discussed, including insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a federal governmental health insurance plan that would cover all citizens. Other proposals include various managed care proposals, national rate review, a single payor system, tort reform, restrictions on ownership in (or referrals to) health care facilities by health care providers, cost reductions in the Medicare program through a substantial restructuring of the program, and restructuring the Medicaid program as a "block grant" program, which would give the states more control over Medicaid spending.

        On August 21, 1996, President Clinton signed into law a bill known as The Health Insurance Portability and Accountability Act of 1996 ("H.R. 3103"), sponsored by Senators Kennedy and Kassebaum. This Act establishes minimal federal standards intended to make health insurance coverage more portable and continuous, requires that persons meeting specified eligibility conditions be accepted into a group or individual plan, and limits the ability of insurance companies to reject coverage due to pre-existing health conditions. H.R. 3103 establishes a Medicare Integrity Program, which allows the Health Care Financing Administration ("HCFA") to contract with private companies to perform Medicare fraud and abuse reviews now being performed by Medicare contractors (generally insurance companies). The Act expands the Medicare and Medicaid anti-kickback statute to other federal health care programs and expands the available sanctions applicable to health care fraud. In addition, H.R. 3103 establishes a procedure whereby the Office of Inspector General of the Department of Health and Human Services (the "OIG"), in consultation with the Department of Justice, is required to issue advisory opinions to requesting parties regarding whether specific activities and practices violate the anti-kickback laws. These advisory opinions, which can be requested after January 1, 1997, will be made available to the public, but are binding only upon the government and the party requesting the opinion. It is unclear what, if any, additional health care reform legislation will be enacted in future months, and the Company cannot predict whether any legislative proposals will be ultimately adopted or, if adopted, what effect such proposals would have on the Company's business.

Government Payment Programs

         The federal government provides two major health care programs:
(1) the Medicare program for the elderly and disabled, and (2) the Medicaid program for the poor. Medicare is the health insurance component of Social Security, while Medicaid is a program that differs considerably from state to state.

        Most hospitals, including the Company's owned hospitals, derive a substantial portion of their revenue from the Medicare and Medicaid programs. Both programs were enacted in 1965 and were intended to pay participating hospitals the cost of providing covered services to beneficiaries. Legislative action and related regulations during the past thirty years have resulted in significant changes in the way these programs compensate hospitals for services provided. Most of these changes have reduced payments to hospitals.

         Medicare

        Medicare is a federal health insurance program primarily designed for individuals entitled to Social Security who are age 65 or older. The Medicare program consists of Part A and Part B. Part A covers inpatient hospital services and services furnished by other institutional health care providers, such as nursing homes and home health agencies. Part B covers the services of doctors, suppliers of medical items and outpatient hospital services. HCFA administers the Medicare program through local intermediaries and carriers.

        Pursuant to the Social Security Amendments of 1983 and subsequent legislation and regulation, Congress adopted a prospective payment system ("PPS") for the Medicare program to cover the routine and ancillary operating costs of most Medicare inpatient hospital services. Under this system, hospital discharges are classified into 495 diagnosis related group categories (known as "DRGs"), which categorize illnesses and injuries according to estimated intensity of hospital resources necessary to furnish care. A hospital's DRG payment is determined by multiplying a standard federal rate by the weight assigned to one of the 495 DRGs. Additional add-on payments are made for: (1) hospital stays that are extremely long or costly (outliers), (2) treating a large number of indigent patients (disproportionate share), and (3) the added cost incurred as a result of residency training (indirect medical education).

         Under the PPS, if a facility's costs of providing care to the beneficiary are less than the predetermined DRG payment, the facility retains the difference. Conversely, if the facility's costs are more than the DRG payment, the facility must absorb the loss.

         Currently, there are only two standard federal rates; one for large metropolitan areas (population over one million) and one for all other areas. The applicable rate need only be adjusted by a local "wage index", as provided by HCFA, prior to being multiplied by the applicable DRG weight. At the beginning of the PPS, Congress intended to update these standard amounts by the hospital market basket percentage. Market basket is the mix of goods and services used to produce hospital care. The percentage change in the market basket reflects the average change in the price of goods and services hospitals purchase to furnish inpatient care. Due to various federal budget reconciliation enactments, hospitals have received updates equal to market basket minus 2.5% to, as in the current year, market basket minus .5%. The Company cannot predict how future enactments by Congress and HCFA will affect these updates and the profitability of its health care facilities.

         Payments for capital cost under the Medicare program were made at cost prior to cost reporting periods beginning on and after October 1, 1991. Capital-related costs generally include depreciation, capital interest, lease and rental expense, property taxes and insurance related to the plant and equipment. Effective with cost reporting periods beginning on and after October 1, 1991, Medicare implemented a prospective payment system for capital-related costs. Under this system hospitals are to transition to a per-discharge standard federal rate for capital over a ten year period. The standard federal rate for capital is used much like the standard federal rate for operating cost in that the federal rate is multiplied by the DRG weight to arrive at a predetermined payment.
Hospitals whose cost was under the "base year" federal rate transition up to the federal rate over a ten year period. Hospitals whose cost was over the "base year" federal rate transition down to the federal rate over a ten year period. The latter hospitals may choose an early transition to 100% of the federal rate.

         Medicare payment for skilled nursing services continues to be based on cost, with regional per diem cost limitations for room and board.
Applicable ancillary services are cost reimbursed at the present time. Of the Company's sixteen owned facilities, eight have skilled nursing facilities. Medicare payment for psychiatric and rehabilitation services continues to be cost reimbursed, with a limitation on total cost per discharge determined in a base year. In the Company's sixteen owned facilities, there are five hospital-based psychiatric units and one rehabilitation unit. Although payment for skilled nursing, rehabilitation, and psychiatric services is currently not under a prospective payment system, HCFA is evaluating prospective payment systems for these services. The Company cannot predict when such prospective payment systems will be implemented nor how the Company will be affected.

         The Clinton Administration and Congress have proposed different forms of prospective payment systems that would alter the present cost reimbursement methodology of home health agencies ("HHA"). Under the present methodology, hospitals are able to recover cost for HHA service if cost is under treatment limitations established by Medicare. Of the Company's sixteen owned facilities, seven have hospital-based home health agencies. The Company cannot predict when a prospective payment system for Medicare home health services will be implemented nor what effect such a system might have on the Company.

         With the exception of most laboratory services, which are on a fee schedule basis, all outpatient services are reimbursed at the lower of cost or a blend of cost and the prevailing fees. Congress has asked HCFA to design and recommend a prospective payment system for outpatient services. The Company cannot predict when such a prospective payment system for outpatient services will be implemented or what effect it will have on the Company.

         Medicaid

         Every state has a Medicaid or similar program that provides a wide variety of health care to welfare recipients, indigent individuals who meet state eligibility standards, and certain individuals who meet federally specified poverty guidelines. Each Medicaid program is financed with federal and state funds and is operated by the state within federal guidelines requiring coverage of certain individuals and services and allowing states wide latitude in covering additional individuals and services.

         Payment rates under the Medicaid program are set by each state, and rates and covered services vary from state to state. Most states pay hospitals under prospective payment systems for inpatient and outpatient services. Many states use a DRG system in paying for inpatient services and fee schedules in paying for outpatient services.

         Many states impose taxes on providers and are in turn able to obtain federal matching funds. As a result some hospitals receive substantially more Medicaid funds than others. Congress enacted the Medicaid Contribution Act, effective on January 1, 1992, which effectively "grandfathered" many such state provider-specific tax/donation programs. The Medicaid Contribution Act also established a framework for determining which tax/donation programs are acceptable as a source of a state's expenditures for which federal matching funds are available. HCFA has issued new regulations implementing the Medicaid Contribution Act. These regulations limit to 25% the amount of revenue states can use from tax programs to draw federal matching funds. These regulations bar most donation programs and limit the amount of donations that are acceptable.

         Two of the states in which the Company owns hospitals currently have provider donations programs or impose a tax on providers participating in the Medicaid program. The Company cannot predict how these plans might be modified in the future or how the states would respond to such modification.

         Regulatory Compliance

         The field of health care law and regulation is a constantly changing one; in recent years, there have been an increasing number of legislative proposals and enactments which directly impact the health care industry.
An area which has attracted considerable scrutiny is the issue of over-utilization, fraud and abuse in the health care industry. Portions of the Budget Reconciliation Act of 1993 (the "1993 Act") affect providers who receive payments under the Medicare and Medicaid programs. One of the provisions of the 1993 Act is known as "Stark II", and is an expansion of the previous prohibition on self-referral by physicians. "Stark I" prohibited physicians from referring their Medicare patients to any clinical laboratory in which they or any member of their immediate family had a financial interest. "Stark II" expands the prohibited patient base to both Medicare and Medicaid patients, and expands the prohibited health care service from clinical laboratories to add a number of "designated health care services", including inpatient and outpatient hospital services. There are certain exceptions in the 1993 Act for, among other things, prepaid health plans and ownership by a referring physician of an investment interest in an entire hospital, as opposed to ownership of a subdivision or department of a hospital. In addition to the federal prohibition, many states have enacted similar anti-referral statutes applicable to all patient referrals, including private pay patients, as well as Medicare and Medicaid patients.

         Another important area of regulation is the section of the Social Security Act commonly known as the "anti-kickback" or "fraud and abuse" statute. This law prohibits offering, paying, soliciting or receiving remuneration intended to induce or influence referrals of business paid under the Medicare or Medicaid programs, and violation of the fraud and abuse statute subjects an offender to a variety of criminal and civil penalties, one of which is exclusion from participation in the Medicare and Medicaid programs. The fraud and abuse statute has been very broadly interpreted by the federal government, and many health care providers are concerned that commonplace commercial arrangements may be technically covered by the statute.

         Although the Company exercises care in an effort to conduct its business in compliance with all applicable laws and to structure its arrangements with health care providers to comply with fraud and abuse laws, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company. The Company would be adversely affected if it were to be found in violation of the fraud and abuse law, which could exclude the Company from participation in the Medicare and Medicaid programs and could subject to other civil and criminal penalties.

         The OIG is responsible for enforcing the fraud and abuse laws; recently, the OIG has increased its investigative and enforcement activity in this area, and a number of providers (including the Company) have been requested to furnish information and documentation relevant to various investigations. See "Item 3. Legal Proceedings".

Competition

         Owned Hospitals

         The hospital industry is highly competitive. Moreover, competition among hospitals and other health care providers has intensified in recent years as hospital occupancy rates have declined in the United States as a result of cost containment pressures, changing technology, changes in government regulation and payment programs, changes in practice patterns (e.g., shifting from inpatient to outpatient treatments) and other factors. New competitive strategies of hospitals and other health care providers place increasing emphasis on the use of alternative health care delivery systems (such as home health services, outpatient surgery and emergency and diagnostic centers) that eliminate or reduce lengths of hospital stays. In some cases, these strategies include the use of larger regional facilities that employ equipment and services more specialized than those available at the Company's owned hospitals.

         The areas served by the Company's hospitals are also served by other hospitals or facilities that provide inpatient or outpatient services similar to those offered by the Company's hospitals. In some cases, competing hospitals are more established, better equipped or offer a wider range of services than those of the Company or have financial resources greater than those of the Company. In addition, certain competing hospitals are owned by tax-supported government agencies or by tax-exempt, not-for-profit corporations that may be supported by endowments and charitable contributions.

         The competitive position of a hospital may also be affected by its ability to provide services to managed care organizations, including HMOs and PPOs. These organizations attempt to direct and control the use of hospital services through managed care programs and discounts from established charges. The Company's owned hospitals are generally located in less developed managed care markets, but all currently have contracts with HMOs and PPOs.

         The number and quality of the physicians on a hospital's staff is an important factor in providing a competitive advantage to a hospital because physicians direct the majority of hospital admissions and services.
Admitting physicians are usually on the medical staffs of several hospitals in an area; therefore, the Company attempts to attract its physicians' patient referrals to the Company's hospital by offering quality services, current technological capabilities, convenient location, quality facilities and equipment, and participation in payor contracts.

         The Company believes that its hospitals compete within local markets on the basis of many factors, including the quality of care, ability to attract and retain qualified physicians, location, breadth of services and technology offered and, to a lesser extent, prices charged. The Company's competition ranges from large multi-facility companies to small single-hospital owners and may be investor-owned or non-profit.

         State certificate of need laws, which place limitations on a hospital's ability to expand hospital services and to add new equipment without regulatory approval, may have the effect of restricting competition. The application process for approval of covered services, facilities, changes in operations and capital expenditures is, therefore, highly competitive. In those states that do not have a certificate of need law or that set relatively high levels of expenditures before such expenditures become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent.

         With the exception of Texas and Indiana, each of the states in which the Company owns hospitals has certificate of need requirements, and the Company may acquire hospitals in other states having such requirements.
The Company has not experienced, and does not expect to experience, any material adverse effects from state certificate of need requirements or from the imposition, elimination or relaxation of such requirements. See "-- Government Regulation".

         Management Services

         In seeking management services, hospitals have various alternatives to those offered by the Company and other hospital management companies. Hospitals managed by hospital management companies represent less than 10% of the total acute care hospitals in the United States, primarily because most hospitals have their own management staff. Some hospitals choose to obtain management services from the many large, tertiary care facilities that create referral networks with smaller surrounding hospitals.

Employees

         As of June 30, 1996, the Company's owned facilities employed approximately 13,470 employees. As of such date, the Company also had 76 employees on its corporate staff and approximately 777 employees providing hospital management and consulting services. The Company's employees are not represented by any labor union, with the exception of 370 registered nurses at Desert Springs Hospital who are covered by a union contract.

         Hospital staff physicians are generally not employees of the Company and often have staff privileges at several other hospitals in the area. A patient is usually admitted to the Company's hospital at the request of one of its staff physicians; therefore, significant terminations of staff physicians could have an adverse effect on the Company.

Professional Liability

         As part of the business of owning and managing hospitals, the Company is subject to the assertion of liability for events occurring as part of the ordinary course of hospital operations. To cover claims arising out of the operations of both managed and owned hospitals, the Company generally maintains professional malpractice liability insurance and general liability insurance on a claims made basis in amounts which management believes to be sufficient for its operations. The Company also maintains umbrella coverage. At various times in the past, the cost of malpractice and other liability insurance has risen significantly. Therefore, there can be no assurance that such insurance will continue to be available or will be available at a reasonable price for the Company to maintain adequate levels of insurance.

         Through its typical hospital management contract, the Company attempts to protect itself from such liability by requiring the hospital to maintain certain specified limits of insurance coverage, including professional liability, comprehensive general liability, workers' compensation and fidelity insurance, and by requiring the hospital to name the Company as an additional insured party on the hospital's professional and comprehensive general liability policies.

         The Company's management contracts also usually provide for the indemnification of the Company by the hospital against claims that arise out of the actions of hospital employees, medical staff members and other non-Company personnel. The indemnification provisions help protect the Company against claims not covered by insurance, such as medical staff antitrust claims and employment-related claims.

         Although the majority of the Company's management contracts contain the Company's standard insurance and indemnification provisions, a small portion do not, for various reasons. In some states, state law limits a public hospital's ability to indemnify a private company. In those cases, the Company attempts to negotiate for the maximum protection permitted by law. In other states, public hospitals still enjoy total or partial sovereign immunity and, as a result, do not purchase insurance except to the extent of their limited liability. Although the Company treats the hospitals' insurance and indemnification obligations as the Company's primary coverage, the Company also maintains its own insurance.


ITEM 2.  PROPERTIES

         The Company currently leases approximately 63,620 square feet of office space in two buildings located in Brentwood, Tennessee, for its principal corporate offices, at a current annual base rent of approximately $939,000. The space is leased for a term of ten years, to expire
December 15, 2005. The Company terminated its lease for its former corporate office space effective January 1, 1996.

         The Company also leases approximately 61,000 square feet of office space in one of the buildings for the principal corporate offices of Quorum Health Resources, Inc. The current annual rent is approximately $868,500, and the ten year lease will expire January 1, 2005.

         The field offices of Quorum Health Resources, Inc. are also leased, with terms ranging from one to five years.

         For a description of the Company's owned hospital properties, see "Item 1. Business--Owned Hospitals.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is from time to time subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, breach of management contracts or for wrongful restriction of or interference with physicians' staff privileges. In certain of such actions, plaintiffs request punitive or other damages that may not be covered by insurance. The Company is not currently a party to any proceeding which, in management's opinion, would have a material adverse effect on the Company's financial position or results of operations.

         In June 1993, the OIG requested information from the Company in connection with an investigation involving the Company's procedures for preparing Medicare cost reports. In January 1995, the U.S. Department of Justice issued a Civil Investigative Demand which also requested information from the Company in connection with that same investigation.
As a part of the government's investigation, several former and current employees of the Company have been interviewed. The Company is continuing to provide information and is cooperating fully with the investigation. The Company cannot predict whether the government will commence litigation regarding this matter. However, management believes that any claims likely to be asserted by the government as a result of its investigation would not have a material adverse effect on the Company's financial position or results of operation.

         In July 1996, the Company entered into a settlement agreement in connection with the OIG's investigation of the outpatient geriatric psychiatric day program operated by a subcontractor at Park Medical Center. In the settlement agreement, the Company agreed to pay amounts which would not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock became listed on the Nasdaq Stock Market National Market ("Nasdaq") under the symbol "QHGI" on May 26, 1994. On September 24, 1996, the last reported sales price of the Common Stock on Nasdaq was $25.13. As of June 30, 1996, the Company had approximately 1,690 holders of record and the Company estimated an additional 3,500 beneficial owners.
The following table shows the high and low bid information for the Common Stock as reported by Nasdaq for each quarter of the fiscal year ended June 30, 1996:

         1995                                                            High               Low
         ----                                                            ----               ---
         First Quarter   . . . . . . . . . . . . . . . . . . . . . .     20                 16 3/4
         Second Quarter  . . . . . . . . . . . . . . . . . . . . . .     23                 16 1/2
         Third Quarter . . . . . . . . . . . . . . . . . . . . . . .     20 3/4             17
         Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . .     21 5/8             19 1/8

         1996                                                            High               Low
         ----                                                            ----               ---

         First Quarter   . . . . . . . . . . . . . . . . . . . . . .     24                 19 7/8
         Second Quarter  . . . . . . . . . . . . . . . . . . . . . .     22 5/8             19 3/4
         Third Quarter . . . . . . . . . . . . . . . . . . . . . . .     28 3/4             21 3/4
         Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . .     27 1/2             23 1/2

         Quorum has not paid any cash dividends on its Common Stock since its inception, presently intends to retain its earnings for use in its business, and does not anticipate paying any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of the Board of Directors, which will review this dividend policy from time to time; however, the declaration of dividends is currently prohibited by Quorum's bank credit facility and certain other agreements. See "Item
7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 3 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table of selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report.

                           QUORUM HEALTH GROUP, INC.
                           SELECTED FINANCIAL DATA
                    (In thousands, except per share data)

                                                                      Year Ended June 30
                                                --------------------------------------------------------------
                                                   1996        1995         1994         1993          1992
                                                   ----        ----         ----         ----          ----
 SUMMARY OF OPERATIONS (1)

 Net operating revenue                          $1,098,547    $850,167     $641,040     $343,132      $173,219


 Operating expenses                                890,203     693,859      524,962      286,873       150,282

 Depreciation and amortization                      55,901      37,566       28,153       14,809        15,482

 Interest expense                                   36,568      22,209       25,066       13,954         4,065

 Minority interest                                     109       1,046        1,035        1,174         1,480

 Net gain on sale of assets
                                                       787         --           --           --            --

 Income before income taxes, extraordinary
   loss and cumulative effect of a change in
   accounting principle                            116,553      95,487       61,824       26,322         1,910

 Income taxes                                       47,321      39,532       25,610       10,432         1,421

 Income before extraordinary
   loss and cumulative effect of a
   change in accounting principle                   69,232      55,955       36,214       15,890           489

 Per common share:
   Income before extraordinary loss
   and cumulative effect of a change in
   accounting principle-primary                       1.39        1.14         0.96         0.50          0.02

 Cash dividends declared                                 0           0            0            0             0


 FINANCIAL POSITION AT YEAR END (1)

 Total assets                                   $1,020,561    $773,502     $625,802     $275,037      $220,603

 Long-term debt excluding current maturities       430,877     287,364      225,444      138,765       132,124

 Stockholders' equity                              431,864     356,389      294,053       79,561        43,990

(1) The Company's financial statements for the periods presented are not strictly comparable due to the significant effect that acquisitions and divestitures have had on such statements. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Impact of Acquisitions

         The Company was formed in July 1989 to acquire a hospital contract management business established in the mid-1970s. Since that acquisition, the Company has expanded the scope of its business by acquiring acute care hospitals, four facilities in fiscal 1991 and 1992 (one of which has been divested), eleven facilities in fiscal 1994 (ten of which were acquired in a single transaction--five of which have been divested and two of which were exchanged for two other hospitals), three facilities in fiscal 1995, two facilities in fiscal 1996 and two additional facilities during the two months ended August 1996.

         Because of the financial impact of the Company's recent acquisitions and divestitures, it is difficult to make meaningful comparisons between the Company's financial statements for the fiscal years presented. In addition, due to the current number of owned hospitals, each additional hospital acquisition can affect the overall operating margin of the Company. Upon the acquisition of a hospital, the Company has typically taken a number of immediate steps, including staffing adjustments, to lower operating costs. The impact of such actions can be partially offset by cost increases to expand the hospitals services, strengthen its medical staff and improve its market position. The benefits of these investments and of other activities to improve operating margins may not occur immediately. Consequently, the financial performance of an acquired hospital may adversely affect overall operating margins in the near-term. As the Company makes additional hospital acquisitions, the Company expects that this effect will be mitigated by the expanded financial base of existing hospitals.

Results of Operations

         The table below reflects the percentage of net operating revenue represented by various categories in the Consolidated Statements of Income and the percentage change in the related dollar amounts. The results of operations for the year ended June 30, 1996 include a full year of operations for twelve hospitals and partial periods for two hospitals acquired and one hospital divested during the year. The results of operations for the year ended June 30, 1995 include a full year of operations for ten hospitals and partial periods for three hospitals acquired during the year. The results of operations for the year ended June 30, 1994 include a full year of operations for four hospitals and partial periods for nine hospitals acquired, three of which were divested or exchanged during the year.

                                                                                        Percentage Increase
                                                                                           (Decrease) of
                                                                                          Dollars Amounts
                                                                                          ---------------
                                                            Fiscal Year                  1996         1995
                                                   1996         1995        1994       vs. 1995     vs. 1994
                                                   ----         ----        ----       --------     --------
 Net operating revenue                             100.0%       100.0%      100.0%        29.2%        32.6%
 Operating expenses before
  depreciation and amortization                     81.0         81.6        81.9         28.3         32.2
                                                   -----        -----       -----        -----        -----
 EBITDA (1)                                         19.0         18.4        18.1         33.8         34.7
 Depreciation and amortization                       5.1          4.5         4.4         48.8         33.4
 Interest expense                                    3.3          2.6         3.9         64.7        (11.4)
 Minority interest                                   0.0          0.1         0.2        (89.6)         1.1
                                                   -----        -----       -----        -----        -----
 Income before income taxes                         10.6         11.2         9.6         22.1         54.4
 Provision for income taxes                          4.3          4.6         4.0         19.7         54.4
                                                   -----        -----       -----        -----        -----
 Net income                                          6.3%         6.6%        5.6%        23.7%        54.5%
                                                   =====        =====       =====        =====        =====

- --------------------
(1) EBITDA represents earnings before interest, minority interest, income taxes, depreciation and amortization expense. The Company has included EBITDA data because such data is used by certain investors to measure a company's ability to service debt. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

Fiscal 1996 Compared to Fiscal 1995

         The Company's net operating revenue was $1,098.5 million in fiscal 1996, compared to $850.2 million in fiscal 1995, an increase of $248.3 million or 29%. This increase was attributable to, among other things, two hospital acquisitions, a full year of revenue from three hospital acquisitions during fiscal 1995, a 4% increase in revenue generated by hospitals owned during both periods (calculated by comparing the same periods in both fiscal years for hospitals owned as of June 30, 1996) and a 7% increase in management services revenue. The Company's owned hospitals accounted for 88% of the Company's net operating revenue in fiscal 1996 compared to 85% in fiscal 1995.

         Operating expenses before depreciation and amortization as a percent of net operating revenue decreased from 81.6% in fiscal 1995 to 81.0% for fiscal 1996. Operating expenses before depreciation and amortization as a percent of net operating revenue for the Company's owned hospitals decreased from 82.6% in fiscal 1995 to 81.6% for fiscal 1996. Operating expenses before depreciation and amortization as a percent of net operating revenue for the Company's hospitals owned during both periods decreased from 81.8% in fiscal 1995 to 81.3% for fiscal 1996 which was primarily attributable to relative reductions in supplies expense. Operating expenses before depreciation and amortization as a percent of net operating revenue for the Company's management services business increased from 75.7% in fiscal 1995 to 76.1% for fiscal 1996 which was primarily attributable to the costs of new services.

         EBITDA as a percent of net operating revenue was 19.0% for fiscal 1996 compared to 18.4% in fiscal 1995. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 18.4% compared to 17.4% in fiscal 1995. EBITDA as a percent of net operating revenue for the Company's owned hospitals during both periods was 18.7% compared to 18.2% in fiscal 1995. EBITDA as a percent of net operating revenue for the Company's management services business was 23.9% compared to 24.3% in fiscal 1995 which was primarily attributable to the costs of new services.

         Depreciation and amortization expense as a percent of net operating revenue increased from 4.5% in fiscal 1995 to 5.1% in fiscal 1996 primarily due to the fiscal 1995 and 1996 acquisitions and the Company's investment in hospital management information systems. Interest expense as a percent of net operating revenue increased from 2.6% in fiscal 1995 to 3.3% in fiscal 1996 due to the fiscal 1995 and 1996 acquisitions and the issuance of the Senior Subordinated Notes in November 1995. The provision for income taxes as a percent of net revenue decreased from 4.6% in fiscal 1995 to 4.3% in fiscal 1996 which is primarily attributable to a lower effective tax rate and a relative change in pretax income.

       Net income as a percent of net operating revenue was 6.3% in fiscal 1996 compared to 6.6% in fiscal 1995. This decrease was primarily attributable to the fiscal 1995 and fiscal 1996 acquisitions.

 Fiscal 1995 Compared to Fiscal 1994

        The Company's net operating revenue was $850.2 million in fiscal 1995, compared to $641.0 million in fiscal 1994, an increase of $209.2 million or 33%. This increase was attributable to, among other things, three hospital acquisitions, a full year of revenue from six hospital acquisitions during fiscal 1994, a 5% increase in revenue generated by hospitals owned during both periods and a 4% increase in management services revenue. The Company's owned hospitals accounted for 85% of the Company's net operating revenue in fiscal 1995 compared to 81% in fiscal 1994.

         Operating expenses before depreciation and amortization as a percent of net operating revenue decreased from 81.9% in fiscal 1994 to 81.6% for fiscal 1995. Operating expenses before depreciation and amortization as a percent of net operating revenue for the Company's owned hospitals decreased from 82.9% in fiscal 1994 to 82.6% for fiscal 1995. Operating expenses before depreciation and amortization as a percent of net operating revenue for the Company's hospitals owned during both periods decreased from 82.8% in fiscal 1994 to 81.3% for fiscal 1995 which was primarily attributable to relative reductions in supplies expense and the provision for doubtful accounts. Operating expenses before depreciation and amortization as a percent of net operating revenue for the Company's management services business decreased from 77.4% in fiscal 1994 to 75.7% for fiscal 1995 which was primarily attributable to relative reductions in salaries and benefits expense.

         EBITDA as a percent of net operating revenue was 18.4% for fiscal 1995 compared to 18.1% in fiscal 1994. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 17.4% in fiscal 1995 compared to 17.1% in fiscal 1994. EBITDA as a percent of net operating revenue for the Company's hospitals owned during both periods was 18.7% in fiscal 1995 compared to 17.2% in fiscal 1994. EBITDA as a percent of net operating revenue for the Company's management services business was 24.3% in fiscal 1995 compared to 22.6% in fiscal 1994.

         Depreciation and amortization expense as a percent of net operating revenue increased from 4.4% in fiscal 1994 to 4.5% in fiscal 1995. Interest expense as a percent of net operating revenue decreased from 3.9% in fiscal 1994 to 2.6% in fiscal 1995. This decrease was primarily due to the reduction in debt attributable to the fiscal 1994 initial public offering of common stock. The provision for income taxes as a percentage of net revenue increased from 4.0% in fiscal 1994 to 4.6% in fiscal 1995 primarily due to a relative change in pre-tax income.

       Net income as a percent of net operating revenue was 6.6% in fiscal
1995 compared to 5.6% in fiscal 1994. This increase was primarily attributable to the increased profitability of the Company s owned hospitals and the management services business, as discussed above.

Liquidity and Capital Resources

        At June 30, 1996, the Company had working capital of $160.4 million, including cash and cash equivalents of $20.4 million. The ratio of current assets to current liabilities was 2.6 to 1.0 at June 30, 1996 and June 30, 1995.

        The Company's cash requirements excluding acquisitions have historically been funded by cash generated from operations. Cash generated from operations was $114.2 million, $88.2 million and $71.8 million for the years ended June 30, 1996, 1995 and 1994, respectively. The increase is primarily due to the cash generated from the hospitals acquired in fiscal 1995 and 1996.

        Capital expenditures excluding hospital acquisitions for the years ended June 30, 1996, 1995 and 1994, were $62.1 million, $58.3 million, and $35.9 million respectively. The management services business does not require significant capital expenditures. Capital expenditures for owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. In fiscal 1997, the Company expects to make capital expenditures of up to $75 million, excluding acquisitions. In addition, the Company anticipates construction of a replacement hospital in Florence, South Carolina.

        The Company intends to acquire additional acute care facilities, and the Company is actively seeking out such acquisitions. There can be no assurance that the Company will not require additional debt or equity financing for any particular acquisition. Also, the Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for its acquisition program or other needs. At June 30, 1996, the Company had $423.0 million available under its Revolving Line of Credit.

        On July 1, 1996, a limited liability company controlled by the Company acquired the assets and business of Mary Black Memorial Hospital, Inc.

and affiliated businesses in Spartanburg, South Carolina for approximately $82.9 million. On August 1, 1996, a subsidiary of the Company acquired certain assets and the business of Williamsburg County Memorial Hospital in Kingstree, South Carolina for approximately $1.3 million.

        On June 21, 1996, the Company signed a letter of intent to form a joint venture controlled by the Company to acquire the assets and business of Barberton Citizens Hospital in Barberton, Ohio. On July 5, 1996, the Company signed a letter of intent to form a joint venture controlled by the Company to acquire the assets and business of Doctors Hospital in Massillon, Ohio. The proposed transactions are subject to the completion of customary closing conditions and obtaining certain regulatory approvals.

        In fiscal 1996, the Company invested approximately $205.3 million in hospital and affiliated business acquisitions. On August 1, 1995, a subsidiary of the Company acquired certain assets and businesses of The Lutheran Hospital of Indiana, Inc. in Fort Wayne, Indiana for approximately $172.0 million. On February 1, 1996, a subsidiary of the Company acquired certain assets and businesses of Fort Wayne Center Equipment, Inc. and affiliate for approximately $13.6 million. On February 1, 1996, a subsidiary of the Company sold a minority ownership interest in Midlands Community Hospital in Papillion, Nebraska to Alegent Health. On March 1, 1996, a subsidiary of the Company sold certain assets and the business of Concho Valley Regional Hospital in San Angelo, Texas. On June 1, 1996, a subsidiary of the Company acquired the assets and business of Jacksonville Hospital in Jacksonville, Alabama for approximately $18.5 million.

        In fiscal 1995, the Company invested approximately $99.7 million in hospital and affiliated business acquisitions. On August 1, 1994, a subsidiary of the Company acquired the assets and business of Midlands Community Hospital in Papillion, Nebraska for approximately $11.0 million. On February 1, 1995, a subsidiary of the Company acquired the assets and business of Carolinas Hospital System in Florence, South Carolina for approximately $86.0 million. On June 1, 1995, a subsidiary of the Company acquired certain personal property and the business of Lake City Community Hospital in Lake City, South Carolina for approximately $2.0 million.

        In fiscal 1994, the Company invested approximately $387.5 million in hospital and affiliated business acquisitions, including assets held for sale of approximately $37.3 million. On September 30, 1993, a subsidiary of the Company acquired ten hospitals from Charter Medical Corporation for approximately $340.0 million. Of the ten hospitals, (i) four were divested, which were identified as being held for sale at the date of acquisition by the Company, (ii) one was sold in April 1994, which was identified for sale subsequent to its acquisition by the Company and (iii) two hospitals were exchanged in May 1994 for two other hospitals. On December 1, 1993, a subsidiary of the Company acquired from Baptist Health Services, Inc. and affiliates, the assets and business of Baptist Memorial Hospital of Gadsden, Alabama, for approximately $70.0 million. Included in the acquisition were three medical office buildings which were identified at the date of acquisition by the Company as being held for sale.

        In May 1995, the Company amended its Revolving Line of Credit to increase the maximum borrowing amount to $600.0 million and reduce the interest rate margins. The total commitment under the five-year agreement reduces to $500.0 million in the fourth year and $350.0 million in the fifth year and provides for two one-year extensions subject to approval of 100% of the lenders. The loan bears interest, at the Company's option, at the lender's base rate or a fluctuating rate ranging from .5 to 1.25 percentage points above LIBOR, adjusted based upon certain financial covenant requirements. The Company must pay a commitment fee of three-sixteenths to three-eighths of one percent on the unused portion of the revolving credit line. The Company may prepay the principal amount outstanding under the Revolving Line of Credit at any time. The interest rate in effect at June 30, 1996 and June 30, 1995 was 6.8% and 7.2%, respectively.

         On November 9, 1995, the Company issued $150.0 million in Senior Subordinated Notes maturing on November 1, 2005 and bearing interest at 8.75%. The Notes are subject to redemption at the option of the Company at a price of 104.375% on or after November 1, 2000, 102.188% on or after November 1, 2001 and at par on or after November 1, 2002. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness. The majority of the proceeds of the Senior Subordinated Notes was used to pay down the Revolving Line of Credit.

         On December 15, 1992, the Company issued $100.0 million in Senior Subordinated Notes maturing on December 15, 2002 and bearing interest at 11.875%. The Notes are subject to redemption at the option of the Company at prices declining from 105.875% at December 15, 1997 to par on December 15, 1999. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

         At June 30, 1996 and 1995, respectively, substantially all assets of the Company were pledged under the terms of the Company's bank credit facility. The credit facilities, including the Senior Subordinated Notes, contain financial covenants relating to the prohibition of dividend payments and other distributions, limitations on capital expenditures, repurchase of common stock, additional indebtedness, investments, asset dispositions, liens, engaging in transactions with affiliates, the ability to merge or consolidate with or transfer assets to another entity, the maintenance of net worth and cash accounts and various financial ratios, including a fixed charge ratio and a leverage ratio. The Company is required to repurchase all Senior Subordinated Notes at 101% upon a change in control.

        Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels. In fiscal 1993, the Company entered into interest rate swap agreements which effectively convert for a seven-year period $50.0 million of fixed-rate borrowings to floating-rate borrowings. In fiscal 1994, the Company entered into interest rate swap agreements which effectively convert for a two and one-half year period $50.0 million of floating-rate borrowings to fixed-rate borrowings. For the year ended June 30, 1996, the Company received a weighted average rate of 5.8% and paid a weighted average rate of 4.8%. For the years ended June 30, 1995 and June 30, 1994, the Company received a weighted average rate of 5.6% and 5.2% and paid a weighted average rate of 4.2% and 3.6%, respectively.

         Fiscal 1994 common stock issuances include 7,187,500 shares sold through a public offering on May 26, 1994. The net proceeds were used to provide funds for acquisitions, to reduce debt outstanding under the Company's credit facilities, to retire subordinated debt held by the Company's principal stockholders and for general working capital purposes. On June 2, 1994, the $12.0 million convertible debentures were converted into 3,200,000 shares of common stock.

         During fiscal 1996, the Internal Revenue Service (IRS) completed an examination of the Company's federal income tax returns for the fiscal years ending June 30, 1990 through 1992. Federal income tax on the proposed adjustments amounts to $10.9 million, excluding interest. The most significant adjustment involves the amortization deductions claimed on certain acquired intangible assets in conjunction with the acquisition of Quorum Health Resources, Inc. The Company has protested all of the proposed adjustments through the appeals process of the IRS. Management believes that the final outcome of the IRS examination will not have a material effect on the Company's results of operations or financial position.

         In June 1993, the Office of the Inspector General (OIG) requested information from the Company in connection with an investigation involving the Company's procedures for preparing Medicare cost reports. In January 1995, the U.S. Department of Justice issued a Civil Investigative Demand which also requested information from the Company in connection with that same investigation. As a part of the government's investigation, several former and current employees of the Company have been interviewed. The Company is continuing to provide information and is cooperating fully with the investigation. The Company cannot predict whether the government will commence litigation regarding this matter. Management believes that any claims likely to be asserted by the government as a result of its investigation would not have a material effect on the Company's results of operations or financial position.

         The Company will adopt FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

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

         In addition, states, insurance companies and employers are actively negotiating amounts paid to hospitals, which are typically lower than their standard rates. The trend toward managed care, including health maintenance organizations, preferred provider organizations and various other forms of managed care, may affect hospitals ability to maintain their current rate of net revenue growth and operating margins.

         The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals for the years ended June 30, 1996, 1995 and 1994, was approximately 34.0%, 32.2% and 30.1% of gross patient service revenue, respectively.

Inflation

         The health care industry is labor intensive. Wages and other expenses increase during periods of inflation and when shortages in marketplaces occur. In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company has generally been able to offset increases in operating costs by increasing charges, expanding services and implementing cost control measures to curb increases in operating costs and expenses. The Company cannot predict its ability to offset or control future cost increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements are submitted in a separate section of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1996 Annual Meeting of Stockholders.


ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1996 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1996 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1996 Annual Meeting of Stockholders.

                           ANNUAL REPORT ON FORM 10-K

                     ITEM 8, ITEM 14(a)(1) AND (2) AND (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE


                           QUORUM HEALTH GROUP, INC.
                              BRENTWOOD, TENNESSEE

                                 JUNE 30, 1996

                   Quorum Health Group, Inc. and Subsidiaries

             Form 10-K -- Item 8 and Item 14(a)(1) and (2), and (d)

         Index to Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Quorum Health Group, Inc. and subsidiaries are included in Item 8:

                                                                        Page No.
                                                                        --------
         Consolidated Statements of Income-- Years Ended
                 June 30, 1996, 1995 and 1994                             F- 4
         Consolidated Balance Sheets-- June 30, 1996 and 1995             F- 5
         Consolidated Statements of Stockholders' Equity--
                 Years Ended June 30, 1996, 1995 and 1994                 F- 7
         Consolidated Statements of Cash Flows-- Years Ended
                 June 30, 1996, 1995 and 1994                             F- 8
         Notes to Consolidated Financial Statements--
                 June 30, 1996                                            F-10

The following consolidated financial statement schedule of Quorum Health Group, Inc. and subsidiaries is included in Item 14(d):

         Schedule II-- Valuation and Qualifying Accounts                  S- 1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Quorum Health Group, Inc.

We have audited the accompanying consolidated balance sheets of Quorum Health Group, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quorum Health Group, Inc. and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Nashville, Tennessee
August 7, 1996

QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


                                                          Year Ended June 30
                                                      1996       1995       1994
                                              (In thousands, except per share data)
Revenue:
   Net patient service revenue                    $  963,485   $724,287   $520,242
   Hospital management/professional services          78,409     73,913     73,026
   Reimbursable expenses                              56,653     51,967     47,772
Net operating revenue                              1,098,547    850,167    641,040

Expenses:
   Salaries and benefits                             420,904    319,736    235,257
   Reimbursable expenses                              56,653     51,967     47,772
   Supplies                                          160,849    121,869     89,721
   Fees                                              102,690     83,443     56,012
   Other operating expenses                           92,624     68,064     56,796
   Provision for doubtful accounts                    56,483     48,780     39,404
   Depreciation and amortization                      55,901     37,566     28,153
   Interest                                           36,568     22,209     25,066
   Minority interest                                     109      1,046      1,035
   Net gain on sale of assets                           (787)        --         --
                                                     981,994    754,680    579,216
Income before income taxes                           116,553     95,487     61,824
Provision for income taxes                            47,321     39,532     25,610

Net income                                        $   69,232   $ 55,955   $ 36,214

Net income per common share:
   Primary                                        $     1.39   $   1.14   $   0.96
   Fully diluted                                  $     1.39   $   1.14   $   0.90


Weighted average shares used in earnings per
  share computation:
   Primary                                            49,759     49,158     37,767
   Fully diluted                                      49,797     49,188     41,170




                            See accompanying notes.

QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                            June 30
                                                      1996           1995
                                                         (In thousands)

                    ASSETS
Current assets:
   Cash and cash equivalents                       $   20,382     $  27,475
   Accounts receivable, less allowance for
      doubtful accounts of $39,752,284 at
      June 30, 1996 and $44,827,559 at
      June 30, 1995                                   185,743       144,787
   Supplies                                            27,170        21,336
   Other                                               25,772        24,788
        Total current assets                          259,067       218,386

Property, plant and equipment, at cost:
   Land                                                53,273        34,983
   Buildings and improvements                         237,359       169,239
   Equipment                                          362,007       272,392
   Construction in progress                            17,796        13,862
                                                      670,435       490,476
   Less accumulated depreciation                      119,740        71,789
                                                      550,695       418,687

Cost in excess of net assets acquired                 142,708       111,206
Unallocated purchase price                             15,138         4,717
Other                                                  52,953        20,506


        Total assets                               $1,020,561     $ 773,502

QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                                                June 30
                                                          1996           1995
                                                            (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses              $     47,049     $ 40,544
   Accrued salaries and benefits                            42,694       35,762
   Deferred income                                           4,965        5,845
   Other current liabilities                                 1,509        1,386
   Current maturities of long-term debt                      2,441        1,537
        Total current liabilities                           98,658       85,074

Long-term debt                                             430,877      287,364
Deferred income taxes                                       33,343       23,891
Other liabilities and deferrals                             19,855       15,121
Minority interest in consolidated entities                   5,964        5,663

Commitments and contingencies                                   --           --

Stockholders' equity:
   Common stock, $.01 par value; 100,000,000
     shares authorized; 48,645,750 issued
     and outstanding at June 30, 1996
     and 47,783,984 at June 30, 1995                           486          478
   Additional paid-in capital                              262,581      256,346
   Retained earnings                                       168,797       99,565
                                                           431,864      356,389

        Total liabilities and stockholders' equity    $  1,020,561     $773,502




                           See accompanying notes.

QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                       Additional
                                     Common Stock       Paid-in    Retained
                                   Shares     Amount    Capital    Earnings   Total

                                                      (In thousands)

Balance at July 1, 1993            26,754     $  268   $ 71,897   $  7,396   $ 79,561

  Common stock issued              16,335        163    163,208         --    163,371
  Subordinated debentures
     converted                      3,200         32     11,968         --     12,000
  Options exercised and
     related tax benefits             201          2        418         --        420
  Stock issued under employee
     stock purchase plan              419          4      2,483         --      2,487
  Net income                           --         --         --     36,214     36,214
Balance at June 30, 1994           46,909        469    249,974     43,610    294,053

  Options exercised and
     related tax benefits             595          6      3,226         --      3,232
  Stock issued under employee
     stock purchase plan              280          3      3,146         --      3,149
  Net income                           --         --         --     55,955     55,955
Balance at June 30, 1995           47,784        478    256,346     99,565    356,389

  Options exercised and
     related tax benefits,
     net of shares tendered
     in payment                       646          6      2,768         --      2,774
  Stock issued under employee
     stock purchase plan              216          2      3,467         --      3,469
  Net income                           --         --         --     69,232     69,232
Balance at June 30, 1996           48,646     $  486   $262,581   $168,797   $431,864





                            See accompanying notes.

QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Year Ended June 30
                                                     1996         1995         1994
                                                           (In thousands)
Cash flows from operating activities:
Net income                                      $  69,232    $  55,955    $  36,214
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                    51,191       33,630       24,187
   Amortization of intangible assets                4,710        3,936        3,966
   Amortization of deferred loan costs              1,537          836          744
   Provision for doubtful accounts                 56,483       48,780       39,404
   Provision for deferred taxes                    13,893       11,369        3,765
   Reserves for general and professional
     liability risks                                  737        1,268        2,301
   Gain on sale of assets                            (787)          --           --
   Other                                              817        1,046        1,035
   Changes in operating assets and liabilities,
     net of effects from acquisitions:
      Accounts receivable                         (71,219)     (56,790)     (50,937)
      Supplies and other current assets            (4,736)      (3,232)      (6,480)
      Other assets                                (13,790)      (5,174)      (1,569)
      Accounts payable, accrued expenses
        and income taxes                            2,005       (3,983)      15,818
      Other current liabilities                       102       (2,846)       4,707
      Other liabilities                             3,996        3,409       (1,349)
Net cash provided by operating activities         114,171       88,204       71,806


Cash flows from investing activities:
Purchase of acquired companies                   (205,326)     (99,721)    (350,183)
Purchase of property, plant and equipment         (62,122)     (58,298)     (35,901)
Assets held for sale                                   --        2,833      (37,328)
Proceeds from sale of assets                          870        3,695       67,355
Other                                                 148           82         (636)
Net cash used by investing activities            (266,430)    (151,409)    (356,693)

QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                                                 Year Ended June 30
                                                             1996         1995         1994
                                                                    (In thousands)
Cash flows from financing activities:
Borrowings under bank debt                              $  363,750    $  269,083    $  381,001
Repayments of bank debt                                   (368,000)     (212,275)     (268,888)
Proceeds from issuance of Senior Subordinated Notes        150,000           --           --
Principal payments of subordinated debentures                  --            --        (18,000)
Loan origination costs                                      (5,194)       (2,137)       (1,374)
Proceeds from issuance of common stock, net                  6,243        (6,381)      166,278
Other                                                       (1,633)         (681)         (544)
Net cash provided by financing activities                  145,166       (60,371)      258,473
Increase (decrease) in cash and cash equivalents            (7,093)       (2,834)      (26,414)
Cash and cash equivalents at beginning of year              27,475       (30,309)       56,723

Cash and cash equivalents at end of year                $   20,382    $   27,475    $   30,309

Supplemental cash flow information
Interest paid                                           $  (32,198)   $  (21,877)   $  (23,768)
Income taxes paid                                          (34,483)      (30,398)      (17,723)

Noncash transactions
Conversion of subordinated debentures into
  common stock                                          $      --     $     --      $   12,000

Acquisitions:
Fair value of assets acquired                           $  210,099    $  118,910    $  378,988
Cash paid                                                 (205,326)      (99,721)     (350,183)
Liabilities assumed                                     $    4,773    $   19,189    $   28,805

Divestitures:
Cash received and notes receivable                      $    6,324    $       --    $   31,625
Fair value of assets sold                                   (5,849)           --       (31,413)
Excess of proceeds over carrying value                        (787)           --       ( 1,723)
Liabilities sold                                        $     (312)   $       --    $   (1,511)



                            See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


1.  ACCOUNTING POLICIES

Quorum Health Group, Inc. (the Company) is engaged primarily in hospital ownership and hospital management and consulting for third party owners.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Quorum Health Group, Inc. and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company's cash equivalents are invested primarily in securities either issued or insured by the United States of America, time deposits and certificates of deposit of banks having at least a debt rating of BBB by Standard and Poor's Investors Services, Inc. and capital and surplus of $100.0 million, repurchase securities and commercial paper rated A-1. The Company invests in securities with maturities no longer than three months and limits the amount of credit exposure with commercial issuers.

Accounts Receivable

Accounts receivable consist primarily of amounts due from (i) the federal government and state governments under Medicare, Medicaid and other government programs and (ii) other payors including commercial insurance companies, health maintenance organizations, preferred provider organizations, self-insured employers and individual patients. The concentration of net accounts receivable from government programs as a percent of total net accounts receivable is 33% and 32% for the years ended June 30, 1996 and 1995, respectively. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of the Company's operations.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

Supplies

Supplies are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Depreciation is computed on a straight-line basis principally with a range of depreciable lives from 20-40 years for buildings and improvements and 5-20 years for equipment, or over the lives of leases if shorter.

Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired (or goodwill) consists of the excess purchase price over the fair value of acquired tangible and identifiable intangible assets. Goodwill is amortized on a straight-line basis primarily over 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced to estimated fair value. Accumulated amortization of cost in excess of net assets acquired was $10.1 million and $6.1 million at June 30, 1996 and 1995, respectively.

Impairment of Long-Lived Assets

FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

Deferred Loan Costs

Deferred loan costs are included in other non-current assets and are amortized over the term of the related debt by the interest method. Accumulated amortization of deferred loan costs was $3.5 million and $2.0 million at June 30, 1996 and 1995, respectively.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

Net Operating Revenue

Net patient service revenue is received primarily from the federal Medicare and state Medicaid programs and from commercial insurance carriers. Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

Net patient service revenue is net of contractual adjustments and policy discounts of $746.8 million, $602.2 million and $378.2 million for the years ended 1996, 1995 and 1994, respectively. Approximately 56%, 57% and 56% of gross patient service revenue was from Medicare and Medicaid for the years ended 1996, 1995 and 1994, respectively.

Stock-Based Compensation

The Company grants stock options, generally for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

Financial Instruments

The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received is recognized over the life of the agreement as an adjustment to interest expense.

Income Per Common Share

Income per common share is based on the weighted average number of shares of common stock outstanding, and common stock equivalents consisting of dilutive stock options. Fully diluted income per common share also assumes the 10.4% convertible subordinated debentures were converted at the beginning of fiscal 1994 and the interest expense thereon, net of income taxes, was added to net income.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

Reclassifications

Certain reclassifications have been made in the fiscal 1995 and 1994 financial statements to conform to the 1996 presentation. These reclassifications had no effect on the results of operations previously reported.

2.  ACQUISITIONS AND DIVESTITURES

Fiscal 1997 Acquisitions and Letters of Intent

On July 1, 1996, a limited liability company controlled by the Company acquired the assets and business of Mary Black Memorial Hospital, Inc. and affiliated businesses in Spartanburg, South Carolina for approximately $82.9 million. On August 1, 1996, a subsidiary of the Company acquired certain assets and the business of Williamsburg County Memorial Hospital in Kingstree, South Carolina for approximately $1.3 million.

On June 21, 1996, the Company signed a letter of intent to form a joint venture controlled by the Company to acquire the assets and business of Barberton Citizens Hospital in Barberton, Ohio. On July 5, 1996, the Company signed a letter of intent to form a joint venture controlled by the Company to acquire the assets and business in Doctors Hospital of Massillon, Ohio. The proposed transactions are subject to the completion of customary closing conditions and obtaining certain regulatory approvals.

Fiscal 1996 Acquisitions and Divestitures

On August 1, 1995, a subsidiary of the Company acquired certain assets and businesses of The Lutheran Hospital of Indiana, Inc. in Fort Wayne, Indiana for approximately $172.0 million. On February 1, 1996, a subsidiary of the Company acquired certain assets and businesses of Fort Wayne Center Equipment, Inc. and affiliate for approximately $13.6 million.

On February 1, 1996, a subsidiary of the Company sold a minority ownership interest in Midlands Community Hospital in Papillion, Nebraska to Alegent Health.

On March 1, 1996, a subsidiary of the Company sold certain assets and the business of Concho Valley Regional Hospital in San Angelo, Texas.

On June 1, 1996, a subsidiary of the Company acquired the assets and business of Jacksonville Hospital in Jacksonville, Alabama for approximately $18.5 million.

                 QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

Fiscal 1995 Acquisitions and Divestitures

On August 1, 1994, a subsidiary of the Company acquired the assets and business of Midlands Community Hospital in Papillion, Nebraska for approximately $11.0 million.

As discussed below, a hospital which had been identified for sale in the prior fiscal year, was sold on October 31, 1994 (see Note 7).

On February 1, 1995, a subsidiary of the Company acquired the assets and business of Carolinas Hospital System in Florence, South Carolina for approximately $86.0 million.

On June 1, 1995, a subsidiary of the Company acquired certain personal property and the business of Lake City Community Hospital in Lake City, South Carolina for $2.0 million.

Fiscal 1994 Acquisitions and Divestitures

On September 30, 1993, a subsidiary of the Company acquired all of the capital stock of Charter Medical Corporation's subsidiaries that owned ten acute care hospitals, various medical office buildings and related assets for approximately $340.0 million. Included were (i) four acute care hospitals which were identified at the date of acquisition as being held for sale, (ii) one acute care hospital which was placed for sale subsequent to its acquisition and (iii) two acute care hospitals which were subsequently exchanged for two other acute care hospitals.

        Of the four Charter hospitals which were identified for sale at the date of their acquisition, three hospitals were divested during fiscal 1994 and the fourth hospital was divested during fiscal 1995 (see Note 7).

        On April 30, 1994, the former Charter hospital which was identified for sale subsequent to its acquisition was sold for approximately $31.6 million to Bon Secours Health System, Inc.

        On May 1, 1994, a subsidiary of the Company exchanged the property, equipment, building, inventory and certain liabilities of two former Charter hospitals for the property, equipment, building, inventory and certain liabilities of two hospitals owned by Columbia/HCA Healthcare Corporation. The consideration for this transaction was the assets exchanged. No gain or loss resulted from the transaction.

On December 1, 1993, a subsidiary of the Company acquired from Baptist

                 QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

Health Services, Inc. and affiliates the assets and the business of Baptist Memorial Hospital of Gadsden, Alabama, for approximately $70.0 million. Included in the acquisition were three medical office buildings which were identified at the date of acquisition by the Company as being held for sale (see Note 7).

Other Information Regarding Acquisitions and Divestitures

All of the foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price associated with the fiscal 1996 acquisitions has been determined by the Company based upon available information and is subject to further refinement. The operating results of the acquired companies have been included in the accompanying consolidated statements of income from the respective dates of acquisition (with the exception of assets held for sale as discussed in Note 7).

The following unaudited pro forma information reflects the operations of the entities acquired and divested in fiscal 1996, 1995 and 1994 as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the transactions. The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the years presented or to project the Company's results of operations in any future period.

                                     Year Ended June 30
                              ---------------------------------
                               1996(1)     1995(2)     1994(3)
                              ----------  ----------  ---------
                                  (In thousands, except per
                                         share data)

Net operating revenue         $1,109,507  $1,061,350   $885,894
Net income                        69,815      62,307     41,869
Net income per common share:
  Primary                           1.40        1.27       1.11
  Fully diluted                     1.40        1.27       1.03

- ------------------------------
(1) Includes The Lutheran Hospital of Indiana, Inc. and Jacksonville Hospital and excludes the hospital divested.
(2) Includes Midlands Community Hospital, Carolinas Hospital System, Lake City Community Hospital, The Lutheran Hospital of Indiana, Inc. and Jacksonville Hospital and excludes the hospital divested in fiscal 1996.
(3) Includes the ten hospitals acquired from Charter (but excluding the results of hospitals held for sale as of the acquisition date), the hospital acquired from Baptist, the two hospitals

                 QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES obtained in the exchange, Midlands Community Hospital, Carolinas Hospital System and Lake City Community Hospital and excludes the hospital divested and the two hospitals divested in the exchange.


3.  LONG-TERM DEBT

Long-term debt consists of the following:

                                             June 30
                                             -------
                                        1996         1995
                                        ----         ----
                                            (In thousands)
Revolving Line of Credit                $177,000    $172,000
8.75% Senior Subordinated Notes          150,000          --
11.875% Senior Subordinated Notes        100,000     100,000
Other debt                                 6,318      16,901
                                        --------    --------
                                         433,318     288,901
     Less current maturities              (2,441)     (1,537)
                                        --------    --------
                                        $430,877    $287,364
                                        ========    ========

Revolving Line of Credit

In May 1995, the Company amended its Revolving Line of Credit to increase the maximum borrowing amount to $600.0 million and reduce the interest rate margins. The total commitment under the five-year agreement reduces to $500.0 million in the fourth year and $350.0 million in the fifth year and provides for two one-year extensions subject to approval of 100% of the lenders. The loan bears interest, at the Company's option, at the lender's base rate or a fluctuating rate ranging from .5 to 1.25 percentage points above LIBOR, adjusted based upon certain financial covenant requirements. The Company must pay a commitment fee of three-sixteenths to three-eighths of one percent on the unused portion of the revolving credit line. The Company may prepay the principal amount outstanding under the Revolving Line of Credit at any time. The interest rate in effect at June 30, 1996 and June 30, 1995 was 6.8% and 7.2%, respectively.

8.75% Senior Subordinated Notes

On November 9, 1995, the Company issued $150.0 million in Senior Subordinated Notes maturing on November 1, 2005 and bearing interest at 8.75%. The Notes are subject to redemption at the option of the Company at 104.375% on or after November 1, 2000, 102.188% on or after November 1, 2001 and at par on or after November 1, 2002. The Notes are unsecured

                 QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES obligations and are subordinated in right of payment to all existing and future senior indebtedness. The majority of the proceeds of the Senior Subordinated Notes was used to pay down the Revolving Line of Credit.


11.875% Senior Subordinated Notes

On December 15, 1992, the Company issued $100.0 million in Senior Subordinated Notes maturing on December 15, 2002 and bearing interest at 11.875%. The Notes are subject to redemption at the option of the Company at prices declining from 105.875% at December 15, 1997 to par on December 15, 1999. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

Other Debt

Other debt consists primarily of subsidiary secured debt, capital leases and various notes payable. Principal and interest payments are paid in periodic installments through 2008. Interest rates are fixed and range from 6.3% to 7.0%.

Other Long-Term Debt Information

At June 30, 1996 and 1995, respectively, substantially all assets of the Company were pledged under the terms of the foregoing credit facilities. The credit facilities contain financial covenants relating to the prohibition of dividend payments and other distributions, limitations on capital expenditures, repurchase of common stock, additional indebtedness, investments, asset dispositions, liens, engaging in transactions with affiliates, the ability to merge or consolidate with or transfer assets to another entity, the maintenance of net worth and cash accounts and various financial ratios, including a fixed charge ratio and a leverage ratio. The Company is required to repurchase all Senior Subordinated Notes at 101% upon a change in control.

Maturities of long-term debt for the fiscal years subsequent to June 30, 1996 are as follows: 1997 - $2.4 million; 1998 - $.8 million; 1999 - $.6 million; 2000 - $177.4 million; 2001 - $.2 million and thereafter - $251.9 million.

4.  SUBORDINATED LONG-TERM DEBT -- RELATED PARTIES

On June 2, 1994, 10.4% unsecured convertible subordinated debentures totaling $12.0 million held by WCAS Capital Partners II, L.P., were converted into 3,200,000 common shares in connection with the public

                 QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES offering of common stock. On June 3, 1994, 10.4% unsecured subordinated debentures held by WCAS Capital Partners II, L.P. totaling $18.0 million were repaid in connection with the public offering of common stock as required by the loan agreement. (See Note 6).


5.  INCOME TAXES

The provision for income taxes consists of the following:

                                             YEAR ENDED JUNE 30
                                             ------------------
                                          1996       1995      1994
                                          ----       ----      ----
                                               (IN THOUSANDS)
Current:
   Federal                               $28,379    $24,609    $19,044
   State and local                         5,049      3,554      2,801
                                         -------    -------    -------
                                          33,428     28,163     21,845

Deferred:
   Federal                               $12,680    $ 9,966    $ 4,044
   State and local                         1,213      1,403      (279)
                                         -------    -------    -------
                                          13,893     11,369      3,765
                                         -------    -------    -------
                                         $47,321    $39,532    $25,610
                                         =======    =======    =======

A reconciliation of the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to income before income taxes is as follows:


                                              YEAR ENDED JUNE 30
                                              ------------------
                                        1996         1995         1994
                                        ----         ----         ----
                                                (IN THOUSANDS)

Federal statutory rate                  $40,794      $33,420    $21,638
State and local income
   taxes, net of federal
   income tax benefit                     4,070        3,222      1,639
Nondeductible amortization
   of coast in excess of net
   assets acquired                          109          197        204
Other                                     2,348        2,693      2,129
                                        -------      -------    -------
                                        $47,321      $39,532    $25,610
                                        =======      =======    =======

Deferred income taxes result from temporary differences in the recognition of

                 QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows:




                                          JUNE 30
                                          -------
                                      1996        1995
                                      ----        ----
                                       (IN THOUSANDS)

Deferred tax liabilities:
Depreciation and amortization       $(34,697)    $(27,040)
Provision for doubtful accounts       (5,867)          --
Other                                   (951)          --
                                    --------     --------
   Total deferred tax liabilities    (41,515)     (27,040)
                                    --------     --------
Deferred tax assets:
Provision for doubtful accounts           --        1,087
Accrued expenses                       6,016        5,994
Net operating losses                     362          498
Employee compensation                  4,300        1,503
Other                                     --        1,014
                                    --------     --------
   Total deferred tax assets          10,678       10,096

                                    --------     --------
Net deferred tax liabilities        $(30,837)    $(16,944)
                                    ========     ========

Management believes that the deferred tax assets will ultimately be realized. Management's conclusion is based on future taxable income that will result from the reversal of the existing taxable temporary differences. Additionally, management expects future taxable income from operations, exclusive of the reversal of temporary differences.

A deferred tax liability of $1.7 million was established during fiscal 1995 as a result of an acquisition.

                 QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

The balance sheet classification of deferred income taxes is as follows:

                                         JUNE 30
                                         -------
                                    1996          1995
                                    ----          ----
                                      (IN THOUSANDS)
Current                             $  2,506    $  6,947
Long-term                            (33,343)    (23,891)
                                    --------    --------
Total                               $(30,837)   $(16,944)
                                    ========    ========


6.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS

Issuances of Common Stock

During the year ended June 30, 1994, the Company issued 9,147,000 unregistered shares of common stock at prices ranging from $6.00 to $7.50 per share to certain affiliates of WCAS, certain investment limited partnerships in which affiliates of The Goldman Sachs Group, L.P. are the general partner or managing general partner, certain affiliates of Furman Selz Incorporated, HCA, and management of the Company. On May 26, 1994, the Company issued 7,187,500 common shares through a public offering.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan under which the sale of 2,000,000 shares of its common stock has been authorized. The purchase price of the shares under the plan is 85% of the lesser of the fair market value on the first day (March 1) or the last day (February 28) of the plan year. Employees may designate up to 10% of their compensation (not to exceed $25,000 in any calendar year) for the purchase of stock. During fiscal year 1996, 216,082 shares were issued at $16.05 per share, yielding net proceeds of approximately $3.5 million. During fiscal year 1995, 279,676 shares were issued at $11.25 per share, yielding net proceeds of approximately $3.1 million and during fiscal year 1994, 419,328 shares were issued at $6.00 per share, yielding net proceeds of approximately $2.5 million. At June 30, 1996, 555,486 shares were available for grant.

Employee Stock Option Plan

The Company has reserved 6,666,667 shares of common stock under employee non-qualified and incentive stock option plans. A summary of the status of the plans follows:

                  QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                                 Year Ended June 30
                                                 ------------------

                                            1996          1995          1994
                                            ----          ----          ----

Outstanding at beginning of
year                                       2,602,556    2,616,893     2,189,926
   Granted                                 2,099,280      655,500       758,264
   Exercised                                (715,500)    (586,309)     (196,311)
   Canceled                                 (206,925)     (83,528)     (134,986)
                                        ------------ ------------  ------------
Outstanding at end of year                 3,779,411    2,602,556     2,616,893
                                        ============ ============  ============

Exercisable at end of year                   703,159      820,593       987,959
                                        ============ ============  ============
Option price range per
share at end of year                    $1.00-$26.00 $1.00-$20.75  $1.50-$11.25
                                        ============ ============  ============

Stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date of the grant. At June 30, 1996, options to purchase 715,598 shares were available for grant.

Directors Stock Option Plan

The Company has a Directors Stock Option Plan that provides for a maximum of 400,000 shares of the Company's common stock for grant to non-management members of the Board of Directors. Options to purchase a total of 177,523, 170,842 and 140,001 shares of common stock with exercise prices ranging from $3.75 to $20.00 per share were outstanding at June 30, 1996, 1995 and 1994, respectively. Options exercisable under the plan were 89,997, 63,329 and 37,495 at June 30, 1996, 1995 and 1994, respectively.

7.  NET ASSETS HELD FOR SALE

Included in the fiscal 1994 acquisitions were four acute care hospitals, three medical office buildings and related assets which were identified at the date of acquisition by the Company as being held for sale (see Note 2). During the year ended June 30, 1995, the Company divested one hospital for approximately $4.0 million, excluding accounts receivable. During the year ended June 30, 1994, the Company divested three hospitals for approximately $19.2 million and three medical office buildings for approximately $11.7 million. The excess of the proceeds over the carrying value of the net assets sold of approximately $.3 million was recorded as an adjustment to the original purchase price. The results of operations of the net assets held for sale ($.5 million gain in 1995 and $.3 million loss in 1994) were excluded from the consolidated statements of income.

                  QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

8.  EMPLOYEE BENEFIT PLANS

The Company sponsors defined contribution employee benefit plans which cover substantially all employees. Employees may contribute up to 15% of eligible compensation subject to Internal Revenue Service (IRS) limits. The plans permit the Company to make a discretionary base contribution and a discretionary match to employee deferrals. The Company's contribution to the plans is determined annually by the Board of Directors. Base contributions under the plans vest at the end of each plan year and matching contributions vest after five years of qualifying service. Benefit plan expense for the years ended June 30, 1996, 1995 and 1994 totaled approximately $9.2 million, $8.2 million and $5.7 million, respectively.

9.  LEASES

The Company leases hospitals, medical office buildings and equipment under agreements that generally require the Company to pay all maintenance, property taxes and insurance costs and that expire on various dates extending to the year 2007. Certain leases include options to purchase the leased property during or at the end of the lease term at fair market value.

Rental expense for all operating leases totaled $17.1 million, $12.8 million, and $7.2 million for the years ended June 30, 1996, 1995 and 1994, respectively.

Future minimum rental commitments under noncancelable operating leases at June 30, 1996 are as follows: 1997 - $10.3 million; 1998 - $9.0 million; 1999 - $6.2 million; 2000 - $5.4 million; 2001 - $5.0 million and thereafter - $17.1 million.

10.  COMMITMENTS AND CONTINGENCIES

Management continually evaluates contingencies based on the best available evidence and believes that provision for losses has been provided to the extent necessary. In the opinion of management, the ultimate resolution of the following contingencies will not have a material effect on the Company's results of operations or financial position.

General and Professional Liability Risks

The Company maintains general and professional liability insurance with independent insurance carriers generally on a claims-made basis. The insurance for the Company's subsidiaries provides coverage ranging from

                  QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES first dollar coverage to amounts in excess of $.3 million. The insurance coverage has limits ranging from $50.0 million per occurrence and in the aggregate to unlimited coverage. The reserve for the self-insured portion of general and professional liability risks is included in "Other liabilities and deferrals" and is based on actuarially determined estimates.

Litigation

The Company currently, and from time to time, is expected to be subject to claims and suits arising in the ordinary course of business.

Net Patient Service Revenue

Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.

Financial Instruments

Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels. In fiscal 1993, the Company entered into interest rate swap agreements which effectively convert for a seven-year period $50.0 million of fixed-rate borrowings to floating-rate borrowings. In fiscal 1994, the Company entered into interest rate swap agreements which effectively convert for a two and one-half year period $50.0 million of floating-rate borrowings to fixed-rate borrowings. For the year ended June 30, 1996, the Company received a weighted average rate of 5.8% and paid a weighted average rate of 4.8%. For the years ended June 30, 1995 and 1994, the Company received a weighted average rate of 5.6% and 5.2% and paid a weighted average rate of 4.2% and 3.6%, respectively.

The Company is exposed to credit losses in the event of nonperformance by the counterparty to its financial instruments. The Company anticipates that the counterparty will be able to fully satisfy its obligations under the contracts.

Income Taxes

During fiscal 1996, the IRS completed an examination of the Company's federal income tax returns for the fiscal years ending June 30, 1990

                  QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES through 1992. Federal income tax on the proposed adjustments amounts to $10.9 million, excluding interest. The most significant adjustment involves the amortization deductions claimed on certain acquired intangible assets in conjunction with the acquisition of Quorum Health Resources, Inc. The Company has protested all of the proposed adjustments through the appeals process of the IRS.

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

11.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, with the exception of long-term debt, approximate their carrying amounts in the consolidated balance sheets.

The carrying value of long-term debt (including current portion) was $433.3 and $288.9 million for the years ended June 30, 1996 and 1995, respectively. The fair value of long-term debt was $443.5 million and $298.1 million for the years ended June 30, 1996 and 1995, respectively. The fair value of publicly traded notes has been determined using the quoted market price at June 30, 1996 and 1995. The fair values of the remaining long-term debt are estimated using discounted cash flows, based on the Company's incremental borrowing rates. The estimates of fair value include the effect of the interest rate swap agreements.

                  QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the two years ended June 30, 1996 is summarized below:

                                               Quarter
                                               -------

                               1st         2nd         3rd         4th
                               ---         ---         ---         ---
1996                            (In thousands, except per share data)
- ----

Net operating revenue         $253,712    $273,244    $286,007    $285,584
Income before income taxes      24,546      28,406      33,543      30,058
Net income                      14,580      16,873      19,925      17,854

Income per common share:
   Primary                         .29         .34         .40         .36
   Fully diluted                   .29         .34         .40         .36

1995
- ----

Net operating revenue          193,141     198,873     227,513     230,640
Income before income taxes      19,534      23,512      27,512      24,929
Net income                      11,452      13,772      16,126      14,605

Income per common share:
   Primary                         .23         .28         .33         .30
   Fully diluted                   .23         .28         .33         .30

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS


                Column A                 Column B   Column C                   Column D      Column E
- -------------------------------------------------------------------------------------------------------
                                                            Additions
                                                    -------------------------
                                                       (1)         (2)             (3)
                                        Balance at  Charged to    Charged to                   Balance
                                        Beginning    Costs and  Other Account   Deductions    at End of
              Description               of Period    Expenses      Describe      Describe       Period
- -------------------------------------------------------------------------------------------------------
                                                             (In thousands)
Year ended June 30, 1996:
    Allowance for doubtful accounts     $44,828     $56,483     $ 9,210 (a)     $70,769 (b)   $39,752

Year ended June 30, 1995:
    Allowance for doubtful accounts     $31,384     $48,780     $12,803 (c)     $48,139 (b)   $44,828

Year ended June 30, 1994:
    Allowance for doubtful accounts     $13,871     $39,404     $16,808 (a)     $38,699 (b)   $31,384





(a)  Allowance for doubtful accounts of acquired companies.
(b)  Accounts written off, net of recoveries.
(c) Allowance for doubtful accounts of acquired hospitals and allowance for doubtful accounts not sold in connection with the divestiture of a hospital identified at the date of acquisition as being held for sale.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Brentwood, State of Tennessee on September 26, 1996.

                                        QUORUM HEALTH GROUP, INC.


                                        By:  /s/ Steve B. Hewett
                                           -------------------------------
                                                 Steve B. Hewett
                                        Title:   Vice President and Treasurer
                                                 (Chief Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:


             SIGNATURE                               TITLE                                             DATE
             ---------                               -----                                             ----
/s/ James E. Dalton, Jr.                     President and Chief Executive                     September 26, 1996
- --------------------------------------       Officer and Director (Principal
James E. Dalton, Jr.                         Executive Officer)

/s/ Steve B. Hewett                          Vice President and Treasurer                      September 26, 1996
- --------------------------------------       (Chief Financial Officer)
Steve B. Hewett

/s/ Terry E. Allison                         Vice President, Assistant Treasurer and           September 26, 1996
- --------------------------------------       and Controller (Chief Accounting
Terry E. Allison                             Officer)

/s/ Russell L. Carson                        Chairman of the Board                             September 26, 1996
- --------------------------------------
Russell L. Carson


/s/ Jack O. Bovender, Jr.                    Director                                          September 26, 1996
- --------------------------------------
Jack O. Bovender, Jr.

/s/ Sam A. Brooks, Jr.                       Director                                          September 26, 1996
- --------------------------------------
Sam A. Brooks, Jr.


                                    Sig-1

 /s/ Joseph C. Hutts                       Director                                  September 26, 1996
- --------------------------------------
Joseph C. Hutts


 /s/ Kenneth J. Melkus                     Director                                  September 26, 1996
- --------------------------------------
Kenneth J. Melkus

 /s/ Thomas S. Murphy, Jr.                 Director                                  September 26, 1996
- --------------------------------------
Thomas S. Murphy, Jr.


 /s/ Rocco A. Ortenzio                     Director                                  September 26, 1996
- --------------------------------------
Rocco A. Ortenzio

 /s/ Douglas Smith                         Director                                  September 26, 1996
- --------------------------------------
S. Douglas Smith


 /s/ Dr. C. Edward Floyd                   Director                                  September 26, 1996
- --------------------------------------
Dr. C. Edward Floyd



                                    Sig-2

                                    PART IV

                                 EXHIBIT INDEX

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

                          (a)(1) and (2). Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are indexed on Page F-1 and submitted as a separate section of this report.

                          (a)(3) Exhibits.

 3.1 Certificate of Incorporation of the Company filed with Secretary of State of Delaware July 14, 1989, as amended by Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on July 28, 1989. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-31717-A on Form S-18.)

 3.2 Certificate of Amendment of Certificate of Incorporation effective with the Secretary of State of Delaware on June 1, 1990. (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990.)

 3.3 Certificate of Amendment of Certificate of Incorporation effective with the Secretary of State of Delaware on November 1, 1990. (Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1991.)

 3.4 Certificate of Amendment of Certificate of Incorporation effective with the Secretary of State of Delaware on December 17, 1991. (Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.)

 3.5 Form of Certificate of Amendment of Certificate of Incorporation effective with the Secretary of State of Delaware on April 12, 1994. (Incorporated by reference to Exhibit 3.1.5 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 3.6                    Bylaws of the Company as amended April 12, 1994.
                        (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 4.1.1 Indenture, dated as of December 15, 1992, between Quorum Health Group, Inc. and United States Trust Company of New York, as Trustee relating to the Company's $100,000,000 11-7/8% Senior Subordinated Notes due December 15, 2002. (Incorporated by reference to Exhibit 4 to the Company's Amendment to Application or Report on Form 8 dated February 17, 1993, amending the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992.)

 4.1.2 Indenture, dated as of November 1, 1995, between Quorum Health Group, Inc. and United States Trust Company of New York, as Trustee relating to the Company's $150,000,000 8-3/4% Senior Subordinated Notes due November 1, 2005. (Incorporated by reference to Exhibit
                        4.1.2 to the Company's Registration Statement No. 33-98274 on Form S-3.)

 4.2.1 Credit Agreement dated as of May 22, 1995 between Quorum Health Group, Inc. and certain subsidiaries, as borrowers, and AmSouth Bank of Alabama, as agent, and certain banks, as lenders. (Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K dated August 1, 1995.)

 4.2.2 Note dated as of May 22, 1995 in the amount of $50,000,000 by Quorum Health Group, Inc. and certain subsidiaries payable to the order of Mellon Bank, N.A., a national banking association. (Incorporated by reference to Exhibit 4.2.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

 4.2.3 Note dated as of May 22, 1995 in the amount of $40,000,000 by Quorum Health Group, Inc. and certain subsidiaries payable to the order of National City Bank, Kentucky, a national banking association. (Incorporated by reference to Exhibit 4.2.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

 4.2.4 Note dated as of May 22, 1995 in the amount of $30,000,000 by Quorum Health Group, Inc. and certain subsidiaries payable to the order of Corestates Bank, N.A., a national banking association. (Incorporated by reference to Exhibit 4.2.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

 4.2.5 Note dated as of May 22, 1995 in the amount of $25,000,000 by Quorum Health Group, Inc. and certain subsidiaries payable to the order of Shawmut Connecticut Bank, N.A., a national banking association. (Incorporated by reference to Exhibit 4.2.5 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

 4.2.6 Note dated as of May 22, 1995 in the amount of $20,000,000 by Quorum Health Group, Inc. and certain subsidiaries payable to the order of First Tennessee Bank, National Association, a national banking association. (Incorporated by reference to Exhibit
                        4.2.6 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

 4.2.7 Note dated as of May 22, 1995 in the amount of $20,000,000 by Quorum Health Group, Inc. and certain subsidiaries payable to the order of First American National Bank, a national banking association. (Incorporated by reference to Exhibit 4.2.7 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

 4.2.8 Note dated as of May 22, 1995 in the amount of $25,000,000 by Quorum Health Group, Inc. and certain subsidiaries payable to the order of PNC Bank, Kentucky, Inc., a national banking association. (Incorporated by reference to Exhibit 4.2.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

 4.2.9 Amended and Restated Pledge Agreement dated as of May 22, 1995 executed by Quorum Health Group, Inc. in favor of AmSouth Bank of Alabama, with Stock Certificate and Stock Power as to stock of Quorum Health Resources, Inc. and Quorum, Inc. (Incorporated by reference to Exhibit 4.2.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

 4.2.10 Amended and Restated Pledge Agreement dated as of May 22, 1995 executed by Quorum, Inc. in favor of AmSouth Bank of Alabama with Stock Certificate and Stock Power as to certain subsidiaries of Quorum, Inc. (Incorporated by reference to Exhibit 4.2.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

 4.2.11 Amended and Restated Pledge Agreement dated as of May 22, 1995 executed by Quorum Health Resources, Inc. in favor of AmSouth Bank of Alabama with Stock Certificate and Stock Power as to Hospital Management Professionals, Inc. (Incorporated by reference to Exhibit 4.2.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

 4.2.12 Amended and Restated Subrogation and Contribution Agreement dated as of May 22, 1995 among Quorum Health Group, Inc. and certain subsidiaries. (Incorporated by reference to Exhibit 4.2.12 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

 4.2.13 Amended and Restated Note dated as of May 22, 1995 in the amount of $170,000,000 by Quorum Health Group, Inc. and certain subsidiaries payable to the order of AmSouth Bank of Alabama. (Incorporated by reference to Exhibit 4.2.13 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

 4.2.14 Amended and Restated Note dated as of May 22, 1995 in the amount of $60,000,000 by Quorum Health Group, Inc. and certain subsidiaries payable to the order of First Union National Bank of North Carolina. (Incorporated by reference to Exhibit 4.2.14 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

 4.2.15 Amended and Restated Note dated as of May 22, 1995 in the amount of $60,000,000 by Quorum Health Group, Inc. and certain subsidiaries payable to the order of Citicorp USA, Inc. (Incorporated by reference to
                        Exhibit 4.2.15 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

 4.2.16 Amended and Restated Note dated as of May 22, 1995 in the amount of $50,000,000 by Quorum Health Group, Inc. and certain subsidiaries payable to the order of Third National Bank in Nashville. (Incorporated by reference to Exhibit 4.2.16 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

 4.2.17 Amended and Restated Note dated as of May 22, 1995 in the amount of $50,000,000 by Quorum Health Group, Inc. and certain subsidiaries payable to the order of The Bank of Nova Scotia. (Incorporated by reference to Exhibit 4.2.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

 4.3.1 Form of Subscription Agreement dated July 31, 1989 between the Company and its Original Stockholders. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-31717-A on Form S-18.)

 4.3.2 Form of Subscription Agreement dated as of July 25, 1990 among the Company and its Subsequent Stockholders. (Incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990.)

 4.4.1 Form of Registration Rights Agreement dated July 31, 1989 between the Company and its Original Stockholders. (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement No. 33-31717-A on Form S-18.)

 4.4.2 Amendment dated as of July 25, 1990 to Registration Rights Agreement dated July 31, 1989 among the Company and its Original Stockholders. (Incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990.)

 4.4.3 Amendment dated as of February 25, 1991 to Registration Rights Agreement dated July 31, 1989 among the Company and its Original Stockholders. (Incorporated by reference to Exhibit 10.7.3 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 4.4.4 Amendment dated as of April 23, 1991 to Registration Rights Agreement dated July 31, 1989 among the Company and its Original Stockholders. (Incorporated by reference to Exhibit 10.7.4 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 4.4.5 Amendment and Restatement dated as of December 20, 1991 to Registration Rights Agreement dated July 31, 1989 among the Company and its Original Stockholders. (Incorporated by reference to Exhibit 10.7.5 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 4.4.6 Amendment and Restatement dated as of January 15, 1992 to Registration Rights Agreement dated July 31, 1989 among the Company and its Original Stockholders. (Incorporated by reference to Exhibit 10.7.6 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 4.4.7 Amendment and Restatement dated as of May 7, 1992 to Registration Rights Agreement dated July 31, 1989 among the Company and its Original Stockholders. (Incorporated by reference to Exhibit 10.7.7 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 4.4.8 Amendment and Restatement dated as of June 1, 1992 to Registration Rights Agreement dated July 31, 1989 among the Company and its Original Stockholders. (Incorporated by reference to Exhibit 10.7.8 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 4.4.9 Amendment and Restatement dated as of July 1, 1992 to Registration Rights Agreement dated July 31, 1989 among the Company and its Original Stockholders. (Incorporated by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.)

 4.4.10 Amendment and Restatement dated as of September 29, 1992 to Registration Rights Agreement dated July 31, 1989 among the Company and its Original Stockholders. (Incorporated by reference to Exhibit 10.75 to the Company's Registration Statement No. 33-52910 on Form S-1.)

 4.4.11 Amendment and Restatement dated as of September 30, 1992 to Registration Rights Agreement dated July 31, 1989 among the Company and its Original Stockholders. (Incorporated by reference to Exhibit 10.74 to the Company's Registration Statement No. 33-52910 on Form S-1.)

 4.4.12 Form of Amendment and Restatement dated as of January 28, 1993 to Registration Rights Agreement dated July 31, 1989 among the Company and its Original Stockholders. (Incorporated by reference to Exhibit
                        10.7.12 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 4.4.13 Amendment No. 1 dated as of September 28, 1993 to the Amendment and Restatement of Registration Rights Agreement dated as of September 30, 1992. (Incorporated by reference to Exhibit 10.7.13 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 4.4.14 Amendment No. 2 dated as of October 15, 1993 to the Amendment and Restatement of Registration Rights Agreement dated as of September 30, 1992 as amended. (Incorporated by reference to Exhibit 10.7.14 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 4.4.15 Amendment No. 3 dated as of November 5, 1993 to the Amendment and Restatement of Registration Rights Agreement dated as of September 30, 1992 as amended. (Incorporated by reference to Exhibit 10.7.15 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 4.4.16 First Amendment to Credit Agreement effective as of February 29, 1996 between Quorum Health Group, Inc. and certain subsidiaries, as borrowers, and AmSouth Bank of Alabama, as agent, and certain banks, as lenders.

 10.1                   Compensation Plans and Arrangements

                        A.   Restated Stock Option Plan, as amended.
                             (Incorporated by reference to Exhibit B to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held November 15, 1994.)

                        B. Directors Stock Option Plan, as amended. (Incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held November 15, 1994.)

                        C. Letter dated February 23, 1990 regarding employment of James E. Dalton, Jr. (Incorporated by reference to Exhibit 10.1.D to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.)

                        D. Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit C to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held November 15, 1994.)

                        E. Quorum Health Group, Inc. 401(k) Savings and Retirement Plan. (Incorporated by reference to Exhibit 10.1.6 to the Company's Registration Statement No. 33-77674 on Form S-1.)

                        F. Form of Quorum Health Group, Inc. Non-qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1.7 to the Company's Registration Statement No. 33-77674 on Form S-1.)

                        G. Form of Severance Agreement with certain executive officers of the Company. (Incorporated by reference to Exhibit 10.1 (G) to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

                        H. Employment Agreement between the Company and Eugene Fleming.

                        I. Severance Agreement and General Release between the Company and Robert A. Yeager.

                        J.   Letter Agreement between the Company and Robert
                             D. Huseby.

 10.2 Baxter Supply Agreement dated as of December 1, 1989 by and among Baxter Healthcare Corporation, HCA, HealthTrust, Inc. and Quorum Health Resources, Inc. (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990.)

 10.3 Amendment to Supply Agreement effective January 1, 1991 by and among Baxter Healthcare Corporation, HCA, HealthTrust, Inc., and Quorum Health Resources, Inc. (Incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.)

 10.4 Pharmacy Products Group Agreement dated as of January 1, 1990 between Quorum Health Resources, Inc. and Baxter Healthcare Corporation. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990.)

 10.5 Foodservice Distribution Agreement dated September 1, 1989 by and between Baxter Healthcare Corporation, HCA, Quorum Health Resources, Inc. and HealthTrust. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990.)

 10.6 Quorum Health Resources, Inc. Model Hospital Management Agreement. (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993.)

 10.7 Promissory Note dated June 1, 1992, in the principal amount of $4,000,000 from the Company to Flowers Hospital, Incorporated. (Incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.)

 10.8 Incorporation, Conveyance and Stock Purchase Agreement dated as of August 16, 1993, as amended September 30, 1993, by and among Quorum, Inc. as Purchaser, Charter Medical Corporation ("Charter"), a Delaware corporation; Charter Northside Hospital, Inc. ("CNH"), a Georgia corporation; Middle Georgia Hospital, Inc. ("MGH"), a Georgia corporation; Shallowford Community Hospital, Inc. ("SCHI"), a Georgia corporation; Metropolitan Hospital, Inc. ("MHI"), a Georgia corporation; Physicians & Surgeons Hospital, Inc. ("PSH"), a Louisiana corporation; Charter Regional Medical Center, Inc. ("CMRC"), a Texas corporation; Desert Springs Hospital, Inc. ("DSH"), a Nevada corporation; Charter Suburban Hospital, Inc. ("CSH"), a California corporation; Charter Community Hospital of Des Moines, Inc. ("CCH"), an Iowa corporation; and Stuart Circle Hospital Corporation ("SCHC"), a Virginia corporation. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated October 13, 1993.)

 10.9 Asset Purchase Agreement dated as of December 1993 among Mercy Health Center of Central Iowa, as Buyer, and NC-CCH, Inc., as Seller, and Quorum Health Group, Inc. (Incorporated by reference to Exhibit 10.28 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 10.10 Asset Purchase Agreement dated as of October 7, 1993 as amended November 30, 1993, among Baptist Health Services, Inc. and Baptist Hospital of Gadsden, Inc. as Sellers and QHG of Gadsden, Inc. as Buyer. (Incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated December 14, 1993.)

 10.11 Asset Purchase Agreement dated as of December 31, 1993 among Cleveland Regional Medical Center, L.P., as Buyer, and Dynamic Health, Inc., and NC-CRMC, Inc., as Seller, and Quorum Health Group, Inc. (Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 10.12 Lease dated September 21, 1989 by and between DJ Investments which subsequently assigned its interest to A.G. Dorsey, Capricon II 1989 Trust and J. Cutler Roberts, Trustee, and Desert Springs Hospital, Inc. (Incorporated by reference to Exhibit 10.39 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 10.13 Lease dated January 21, 1994 by and between QB Partners I and Quorum Health Resources, Inc. (Incorporated by reference to Exhibit 10.42 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 10.14 Asset Purchase Agreement dated April 29, 1994 by and between NC-PSH, Inc., and Sisters of Charity of the Incarnate Word, Shreveport, Louisiana, doing business as Schumpert Medical Center (Incorporated by reference to Exhibit 10.45.1 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 10.15 Lease Agreement dated December 8, 1994 by and between QB Partners I and Quorum Health Group, Inc., as amended by Addendum dated March 25, 1995. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

 10.16 Asset Purchase Agreement dated November 1, 1990 by and between Mercy Regional Medical Center, Sisters of Mercy Health Systems, St. Louis, Inc. and ParkView Medical Associates, L.P. (Incorporated by reference to the Company's Report on Form 8-K filed November 15, 1990.)

 10.17 Asset Purchase and Sale Agreement dated as of September 20, 1991, by and between Quorum Health Group, Inc., as buyer, and St. John's Hospital & Health Center, Inc. and Incarnate Word Health Services, as seller. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated September 30, 1991.)

 10.18 Asset Purchase Agreement dated as of January 31, 1992 between QHG of Ohio, Inc. and St. Anthony Medical Center, Inc. and its members regarding Park Medical Center. (Incorporated by reference to Exhibit 2.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.)

 10.19 Asset Purchase Agreement dated as of May 31, 1992, by and between QHG of Alabama, Inc., as buyer, its ultimate parent, Quorum Health Group, Inc. and Flowers Hospital, Incorporated, as seller. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated June 1, 1992.)

 10.20 Agreement and Plan of Share Exchange dated June 19, 1992 among Hospital Management Professionals, Inc., Robert D. Huseby, Sheldon L. Krizelman and Thomas W. Singleton and Quorum Health Resources, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated July 14, 1992.)

 10.21 Asset Purchase Agreement dated as of January 4, 1995, by and between QHG of South Carolina, Inc., as buyer and Carolinas Hospital System, Inc., as seller. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated February 1, 1995).

 10.22 Asset Purchase Agreement dated April 21, 1995, as amended by Amendment No. 1, Amendment No. 2, and Amendment No. 3, by and between QHG of Indiana, Inc., et al., as buyers, and The Lutheran Hospital of Indiana, Inc., et al., as sellers. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated August 1, 1995.)

 10.23 Purchase Agreement dated as of January 28, 1993 between the Company and HCA, Inc. (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 10.24 Purchase Agreement dated as of September 28, 1993 among the Company and Certain Shareholders. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 10.25 Purchase Agreement dated as of October 15, 1993 among the Company and Certain Shareholders. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 10.26 Purchase Agreement dated as of October 26, 1993 between the Company and HCA, Inc. (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 10.27 Purchase Agreement dated as of November 5, 1993 between the Company and HCA, Inc. (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 10.28 Asset Purchase Agreement dated as of April 6, 1994 by and between Quorum, Inc. and Bon Secours Health System, Inc. for the purchase of the capital stock of NC-SCHC, Inc. and Stuart Circle MOB, Inc. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 10.29 Asset Exchange Agreement dated as of April 8, 1994 by and among NC-SCHI, Inc., Dunwoody MOB, Inc., NC-MHI, Inc., Quorum Health Group, Inc., Galen Hospitals of Texas, Inc., Galen Medical Corporation, American Medicorp Development Co. and Columbia/HCA Healthcare Corporation for the like kind exchange of Abilene Regional Medical Center and Medical Center Enterprise for Dunwoody Medical Center and Metropolitan Hospital. (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement No. 33-77674 on Form S-1.)

 10.30 Group Purchasing Organization Participating Agreement between APS Healthcare Purchasing Partners, L.P. and Quorum Health Group, Inc. dated November 30, 1995.

 10.31 Lease Agreement by and between QHG of South Carolina, Inc., a subsidiary of the Company, and C. Edward Floyd, M.D., a Director of the Company.

 11                     Computation of Earnings per Share.

 21                     Subsidiaries of the Company.

 23                     Consent of Ernst & Young LLP.

 27                     Financial Data Schedule (for SEC use only)

                        (b) Reports on Form 8-K.
                        None.