Form 10-Q
period 1996-09-30
QUORUM HEALTH GROUP INC
filed 1996-11-12
CIK 854694

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from               to
                                        -------------    -------------

                             ----------------------

                       Commission file number 33-31717-A

                             ----------------------

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
                          Yes   X                        No
                              -----                         -----


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at November 7, 1996
-----                                           -------------------------------
Common Stock, $.01 Par Value                           48,750,785 Shares

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       Three Months
                                                     Ended September 30
                                                 -------------------------
                                                     1996          1995
                                                 -----------   -----------
                                           (In thousands, except per share data)
Revenue:
     Net patient service revenue                 $ 282,050     $ 221,663
     Hospital management/professional services      19,371        18,686
     Reimbursable expenses                          14,580        13,363
                                                 ---------     ---------
Net operating revenue                              316,001       253,712

Expenses:
     Salaries and benefits                         125,431        98,442
     Reimbursable expenses                          14,580        13,363
     Supplies                                       44,581        38,343
     Fees                                           27,346        24,263
     Other operating expenses                       26,609        20,790
     Provision for doubtful accounts                19,320        12,380
     Depreciation and amortization                  17,811        12,933
     Interest                                       10,993         8,337
     Minority interest                                 265           315
                                                 ---------     ---------
                                                   286,936       229,166
                                                 ---------     ---------
Income before income taxes                          29,065        24,546
Provision for income taxes                          11,539         9,966
                                                 ---------     ---------
Net income                                       $  17,526     $  14,580
                                                 =========     =========
Net income per common share:
     Primary                                     $    0.35     $    0.29
                                                 =========     =========
     Fully diluted                               $    0.35     $    0.29
                                                 =========     =========
Weighted average shares used in earnings
 per share computations:
     Primary                                        50,109        49,564
                                                 =========     =========
     Fully diluted                                  50,112        49,611
                                                 =========     =========

                           See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                           September 30         June 30
                                                               1996               1996
                                                          --------------     -------------
                                                                  (In thousands)
     ASSETS

     Current assets:
        Cash and cash equivalents                         $       25,979     $      20,382
        Accounts receivable, less allowance for doubtful
          accounts of $42,975,292 at September 30, 1996
          and $39,752,284 at June 30, 1996                       213,236           185,743
        Supplies                                                  29,464            27,170
        Other                                                     34,506            25,772
                                                          --------------     -------------
          Total current assets                                   303,185           259,067

     Property, plant and equipment:
        Land                                                      57,135            53,273
        Buildings and improvements                               274,084           237,359
        Equipment                                                388,894           362,007
        Construction in progress                                  20,596            17,796
                                                          --------------     -------------
                                                                 740,709           670,435
        Less accumulated depreciation                            135,298           119,740
                                                          --------------     -------------
                                                                 605,411           550,695

     Cost in excess of net assets acquired                       145,593           142,708
     Unallocated purchase price                                   16,122            15,138
     Other                                                        63,566            52,953
                                                          --------------     -------------


          Total assets                                    $    1,133,877     $   1,020,561
                                                          ==============     =============

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                            September 30        June 30
                                                                1996              1996
                                                           -------------     ------------
                                                                  (In thousands)
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable and accrued expenses              $    61,183       $    47,049
        Accrued salaries and benefits                           52,429            42,694
        Deferred revenue                                         5,938             4,965
        Other current liabilities                                5,435             1,509
        Current maturities of long-term debt                     2,163             2,441
                                                           -----------       -----------
            Total current liabilities                          127,148            98,658

     Long-term debt                                            487,323           430,877
     Deferred income taxes                                      32,675            33,343
     Other liabilities and deferrals                            21,417            19,855
     Minority interest in consolidated entities                 14,951             5,964

     Commitments and contingencies -- Note 5

     Stockholders' equity:
        Common stock, $.01 par value;
            100,000,000 shares authorized; 48,732,661
            issued and outstanding at September 30,
            1996 and 48,645,750 at June 30,1996                    487               486
        Additional paid-in capital                             263,552           262,581
        Retained earnings                                      186,324           168,797
                                                           -----------       -----------
                                                               450,363           431,864
                                                           -----------       -----------
            Total liabilities and stockholders' equity     $ 1,133,877       $ 1,020,561
                                                           ===========       ===========

                            See accompanying notes.

                 QUORUM HEALTH GROUP, INC. AND  SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                               Three Months
                                                            Ended September 30
                                                         -----------------------
                                                            1996          1995
                                                         ---------     ---------
                                                              (In thousands)
     Net cash provided by operating activities           $  38,350     $  41,195

     Cash flows used by investing activities:
        Purchase of acquired companies                     (71,947)     (170,888)
        Purchase of property, plant and equipment          (20,523)      (11,689)
        Other                                                 (837)         (219)
                                                         ---------     ---------
     Net cash used by investing activities                 (93,307)     (182,796)

     Cash flows provided by financing activities:
        Borrowings under bank debt                         101,000       194,750
        Repayments of bank debt                            (44,000)      (56,000)
        Proceeds from issuance of notes                      4,698         4,053
        Repayments of notes                                 (1,434)         (969)
        Proceeds from issuance of common stock, net            973           404
        Loan origination costs                                 (26)          (86)
        Other                                                 (657)         (415)
                                                         ---------     ---------
     Net cash provided by financing activities              60,554       141,737
                                                         ---------     ---------
     Increase in cash and cash equivalents                   5,597           136
     Cash and cash equivalents at beginning of period       20,382        27,475
                                                         ---------     ---------
     Cash and cash equivalents at end of period          $  25,979     $  27,611
                                                         =========     =========
     Supplemental cash flow information:
        Interest paid                                    $  (3,763)    $  (2,432)
        Income taxes paid                                   (1,798)         (331)

                            See accompanying notes.

                  QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996. Certain reclassifications have been made to the fiscal 1996 financial presentation to conform with fiscal 1997.

2.  ACQUISITIONS AND DIVESTITURES

The following is a summary of acquisitions consummated during the three months ended September 30, 1996 and 1995:

                                                          1996              1995
                                                         -------          --------
                                                             (in thousands)
Fair value of assets acquired                            $90,280          $174,580
Fair value of liabilities assumed                         (9,569)           (3,692)
Contributions from minority investors                     (8,764)               --
                                                         -------          --------
Net cash paid                                            $71,947          $170,888
                                                         =======          ========

Fiscal 1997 Acquisitions and Letters of Intent

On June 21, 1996, the Company signed a letter of intent to form a joint venture controlled by the Company to acquire the assets and business of Barberton Citizens Hospital in Barberton, Ohio. The proposed transaction is subject to the completion of customary closing conditions and obtaining certain regulatory approvals.

On July 1, 1996, a limited liability company controlled by the Company acquired the assets and business of Mary Black Memorial Hospital, Inc. and affiliated businesses in Spartanburg, South Carolina for approximately $86.4 million. On August 1, 1996, a subsidiary of the Company acquired certain assets and the business of Williamsburg County Memorial Hospital in Kingstree, South Carolina for approximately $1.3 million.

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

The following unaudited pro forma results of operations give effect to the operations of the entities acquired and divested in fiscal 1996 and 1997 as if the respective transactions had occurred at the beginning of the periods presented. The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

                                                           THREE MONTHS
                                                              ENDED
                                                           SEPTEMBER 30
                                                 ----------------------------------
                                                   1996                      1995
                                                 --------                  --------
                                                (In thousands, except per share data)
 Net operating revenue                           $316,547                  $288,862
 Net income                                        17,334                    14,387
 Net income per common share:
  Primary                                             .35                       .29
  Fully diluted                                       .35                       .29

3.  INCOME PER COMMON SHARE

Income per common share is based on the weighted average number of shares of common stock outstanding, and common stock equivalents consisting of dilutive stock options.

4.  INCOME TAXES

The income tax provision recorded for the three months ended September 30, 1996 and 1995 differs from the expected income tax provision due to permanent differences and the provision for state income taxes.

5.  COMMITMENTS AND CONTINGENCIES

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

Income Taxes

The Internal Revenue Service (IRS) is in the process of conducting examinations of the Company's federal income tax returns for the years ended 1993 through 1995. During fiscal 1996, the IRS completed an examination of the Company's federal income tax returns for the fiscal years ended June 30, 1990 through 1992. Federal income tax on the proposed adjustments amounts to $10.9 million, excluding interest. The most significant adjustment involves the amortization deductions claimed on certain acquired intangible assets in conjunction with the acquisition of Quorum Health Resources, Inc. The Company has protested all of the proposed adjustments through the appeals process of the IRS.

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

6.  SUBSEQUENT EVENT

On November 1, 1996, a limited liability company controlled by the Company acquired the assets and business of Doctors Hospital in Massillon, Ohio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

IMPACT OF ACQUISITIONS

         The Company was formed in July 1989 to acquire a hospital contract management business established in the mid- 1970s. Since that acquisition, the Company has expanded the scope of its business by acquiring acute care hospitals. During fiscal 1996, the Company acquired two facilities (one as of September 30, 1995) and divested one facility. During the three months ended September 30, 1996, the Company acquired two additional facilities.

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

SELECTED OPERATING STATISTICS - OWNED HOSPITALS

         The following table sets forth certain operating statistics for the Company's owned hospitals for each of the periods presented. The results of the owned hospitals for the three months ended September 30, 1996 include three months of operations for fifteen hospitals and a partial period for one hospital acquired during such period. The results of the owned hospitals for the three months ended September 30, 1995 include three months of operations for thirteen hospitals and a partial period for one hospital acquired during such period.

                                                              Three Months
                                                                  Ended
                                                               September 30
                                                        ---------------------------
                                                          1996              1995
                                                        -------            --------
Number of hospitals at end of period                          16                 14
Licensed beds at end of period                             3,585              3,298
Beds in service at end of period                           2,939              2,715
Admissions                                                26,740             22,027
Average length of stay (days)                                5.5                5.8
Patient days                                             147,481            128,551
Adjusted patient days                                    231,622            198,282
Occupancy rates (average licensed beds)                     45.0%              44.1%
Occupancy rates (average beds in service)                   55.0%              53.7%
Gross inpatient revenues (in thousands)                 $321,732           $254,860
Gross outpatient revenues (in thousands)                $183,555           $138,247

RESULTS OF OPERATIONS

         The table below reflects the percentage of net operating revenue represented by various categories in the Condensed Consolidated Statements of Income and the percentage change in the related dollar amounts. The results of operations for the three months ended September 30, 1996 include three months of operations for fifteen hospitals and a partial period for one hospital acquired during such period. The results of operations for the three months ended September 30, 1995 include three months of operations for thirteen hospitals and a partial period for one hospital acquired during such period.


                                                                                     Percentage
                                                                                      Increase
                                                           September 30             (Decrease) of
                                                        -------------------            Dollar
                                                         1996         1995             Amounts
                                                        -----         -----         -------------
 Net operating revenue                                  100.0%        100.0%             24.6%
 Operating expenses before
    depreciation and amortization                        81.6          81.8              24.2
                                                        -----         -----              ----
 EBITDA (1)                                              18.4          18.2              26.0
 Depreciation and amortization                            5.6           5.1              37.7
 Interest expense                                         3.5           3.3              31.9
 Minority expense                                         0.1           0.1             (15.9)
                                                        -----         -----              ----
 Income before income taxes                               9.2           9.7              18.4
 Provision for income taxes                               3.7           4.0              15.8
                                                        -----         -----              ----
 Net income                                               5.5%          5.7%             20.2%
                                                        =====         =====              ====

___________________

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

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         The Company's net operating revenue was $316.0 million for the three months ended September 30, 1996, compared to $253.7 million for the comparable period of fiscal 1995, an increase of $62.3 million or 25%. This increase was attributable to, among other things, three hospital acquisitions, a full three months of revenue from one hospital acquired during fiscal 1996, a 9% increase in revenue generated by hospitals owned during both periods (calculated by comparing the same periods in both fiscal periods for hospitals owned as of September 30, 1996) and a 6% increase in management services revenue. The Company's owned hospitals accounted for 89% of the Company's net operating revenue for the three months ended September 30, 1996 compared to 87% for the three months ended September 30, 1995.

         Operating expenses before depreciation and amortization as a percent of net operating revenue decreased to 81.6% for the three months ended September 30, 1996 from 81.8% for the three months ended September 30,

1995. Operating expenses before depreciation and amortization as a percentage of net operating revenue for the Company's owned hospitals decreased to 81.8% for the three months ended September 30, 1996 from 82.8% for the three months ended September 30, 1995. Operating expenses before depreciation and amortization as a percentage of net operating revenue for the Company's hospitals owned during both periods decreased to 81.1% for the three months ended September 30, 1996 from 82.6% for the three months ended September 30, 1995 which was primarily attributable to a reduction in salaries and benefits, fees and supplies expense as a percent of net revenue.

         EBITDA as a percent of net operating revenue was 18.4% for the three months ended September 30, 1996 compared to 18.2% for the three months ended September 30, 1995. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 18.2% for the three months ended September 30, 1996 compared to 17.2% for the three months ended September 30, 1995. EBITDA as a percent of net operating revenue for the Company's hospitals owned during both periods was 18.9% for the three months ended September 30, 1996 compared to 17.4% for the three months ended September 30, 1995. EBITDA as a percent of net operating revenue for the Company's management services business was 20.4% for the three months ended September 30, 1996 compared to 25.1% for the three months ended September 30, 1995 which was primarily attributable to the costs of new services.

         Depreciation and amortization expense as a percent of net operating revenue increased to 5.6% for the three months ended September 30, 1996 from 5.1% for the three months ended September 30, 1995 primarily due to the fiscal 1996 and 1997 acquisitions and the Company's investment in management information systems. Interest expense as a percent of net operating revenue increased to 3.5% for the three months ended September 30, 1996 from 3.3% for the three months ended September 30, 1995 due to the fiscal 1996 and 1997 acquisitions and the issuance of the Senior Subordinated Notes in November 1995. The provision for income taxes as a percent of net operating revenue decreased to 3.7% for the three months ended September 30, 1996 from 4.0% for the three months ended September 30, 1995 which is primarily attributable to a lower effective tax rate and a relative change in pretax income.

         Net income as a percent of net operating revenue was 5.5% for the three months ended September 30, 1996 compared to 5.7% for the three months ended September 30, 1995. This decrease was primarily attributable to the fiscal 1997 acquisitions, which was partially offset by the increased profitability of the Company's hospitals owned during both periods, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had working capital of $176.0 million, including cash and cash equivalents of $26.0 million. The ratio of current assets to current liabilities was 2.4 to 1.0 at September 30, 1996 compared to 2.6 to 1.0 at June 30, 1996.

         The Company's cash requirements excluding acquisitions have historically been funded by cash generated from operations. Cash generated from operations was $38.4 million and $41.2 million for the three months ended September 30, 1996 and 1995, respectively. The decrease is primarily due to an increase in working capital.

         Capital expenditures excluding acquisitions for the three months ended September 30, 1996 and 1995 were $20.5 million and $11.7 million, respectively. The management services business does not require significant capital expenditures. Capital expenditures for owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. In fiscal 1997, the Company expects to make capital expenditures from $75 to $85 million, excluding acquisitions. In addition, the Company anticipates commencing construction of a replacement hospital in Florence, South Carolina.

         The Company intends to acquire additional acute care facilities, and the Company is actively seeking out such acquisitions. There can be no assurance that the Company will not require additional debt or equity financing for any particular acquisition. Also, the Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for its acquisition program or other needs. At September 30, 1996, the Company had $366.0 million available under its Revolving Line of Credit.

         On June 21, 1996, the Company signed a letter of intent to form a joint venture controlled by the Company to acquire the assets and business of Barberton Citizens Hospital in Barberton, Ohio. The proposed transaction is subject to the completion of customary closing conditions and obtaining certain regulatory approvals.

         On November 1, 1996, a limited liability company controlled by the Company acquired the assets and business of Doctors Hospital in Massillon, Ohio.

         During the three months ended September 30, 1996, the Company invested approximately $71.9 million in hospital and affiliated business acquisitions. On July 1, 1996, a limited liability company controlled by the Company acquired the assets and business of Mary Black Memorial Hospital, Inc. and affiliated businesses in Spartanburg, South Carolina for approximately $86.4 million. On August 1, 1996, a subsidiary of the Company acquired certain assets and business of Williamsburg County Memorial Hospital in Kingstree, South Carolina for approximately $1.3 million.

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

         The Internal Revenue Service (IRS) is in the process of conducting examinations of the Company's federal income tax returns for the years ended 1993 through 1995. During fiscal 1996, the IRS completed an examination of the Company's federal income tax returns for the fiscal years ended June 30, 1990 through 1992. Federal income tax on the proposed adjustments amounts to $10.9 million, excluding interest. The most significant adjustment involves the amortization deductions claimed on certain acquired intangible assets in conjunction with the acquisition of Quorum Health Resources, Inc. The Company has protested all of the proposed adjustments through the appeals process of the IRS. Management believes that the final outcome of the IRS examination will not have a material effect on the Company's results of operations or financial position.

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

         The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals was approximately 36.3% and 35.2% of gross patient service revenue for the three months ended September 30, 1996 and 1995, respectively.

INFLATION

         The health care industry is labor intensive. Wages and other expenses increase during periods of inflation and when shortages in marketplaces occur. In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company has generally been able to offset increases in operating costs by increasing charges, expanding services, and implementing cost control measures to curb increases in operating costs and expenses. The Company cannot predict its ability to offset or control future cost increases.

                          PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         For the purpose of informing the market, the Registrant announces that, effective November 1, 1996, an affiliate of the Registrant acquired Doctors Hospital, an acute care hospital located in Massillon, Ohio. A previously released press announcement of this acquisition is filed as an exhibit to this Report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The exhibits filed as part of this Report are listed in the Index to Exhibits immediately following the signature page.

         (b) A report on Form 8-K was filed with the Commission on July 17, 1996, to inform the market of the acquisition of Jacksonville Hospital, located in Jacksonville, Alabama, and Mary Black Memorial Hospital, located in Spartanburg, South Carolina. Previously released press announcements of the respective acquisitions were filed in connection with the report.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        QUORUM HEALTH GROUP, INC.



Date: November 11, 1996                 By: /s/  Steve B. Hewett
                                            ----------------------------
                                            Steve B. Hewett
                                            Vice President and Treasurer
                                            (Chief Financial Officer)

                                 Exhibit Index




Exhibit No.
-----------

   11               Computation of Earnings Per Share

   27               Financial Data Schedule (for SEC use only)

   99.1 Press Release dated November 1, 1996, regarding the acquisition of Doctors Hospital