Form 10-Q
period 1996-12-31
QUORUM HEALTH GROUP INC
filed 1997-02-11
CIK 854694

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996

                                       OR

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

                        Commission file number 33-31717-A

                            QUORUM HEALTH GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       62-1406040
    ----------------------                             ------------------
   (State of incorporation)                             (I.R.S. Employer
                                                       Identification No.)

                103 Continental Place, Brentwood, Tennessee 37027
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (615) 371-7979
               --------------------------------------------------
              (Registrant's telephone number, including area code)


               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements

Yes     X         No
     ------          ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at February 6, 1997
-----                                           -------------------------------
Common Stock, $.01 Par Value                           48,966,421 Shares


-------------------------------------------------------------------------------
                            Exhibit Index on Page 20
                                  Page 1 of 21

 PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

                  QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months
                                                          Ended December 31
                                                       -----------------------
                                                         1996          1995
                                                       ---------     ---------
                                                      (In thousands, except per
                                                             share data)
 Revenue:
      Net patient service revenue                      $ 308,806     $ 240,845
      Hospital management/professional services           18,821        18,893
      Reimbursable expenses                               14,510        13,506
                                                       ---------     --------
 Net operating revenue                                   342,137       273,244

 Expenses:
      Salaries and benefits                              136,455       104,341
      Reimbursable expenses                               14,510        13,506
      Supplies                                            46,619        40,025
      Fees                                                31,544        27,015
      Other operating expenses                            27,680        23,117
      Provision for doubtful accounts                     22,259        13,003
      Depreciation and amortization                       18,297        14,118
      Interest                                            11,435         9,553
      Minority interest                                       (8)          160
                                                       ---------     ---------
                                                         308,791       244,838
                                                       ---------     ---------

 Income before income taxes                               33,346        28,406
 Provision for income taxes                               13,238        11,533
                                                       ---------     ---------
 Net income                                            $  20,108     $  16,873
                                                       =========     =========

 Net income per common share:
      Primary                                          $    0.40     $    0.34
                                                       =========     =========
      Fully diluted                                    $    0.40     $    0.34
                                                       =========     =========

 Weighted average shares used in earnings
  per share computations:
      Primary                                             50,432        49,562
                                                       =========     =========
      Fully diluted                                       50,631        49,591
                                                       =========     =========



                             See accompanying notes.

                  QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                Six Months
                                                             Ended December 31
                                                             1996          1995
                                                           --------      --------
                                                          (In thousands, except per
                                                                 share data)
Revenue:
     Net patient service revenue                           $590,856      $462,508
     Hospital management/professional services               38,192        37,579
     Reimbursable expenses                                   29,090        26,869
                                                           --------      --------
Net operating revenue                                       658,138       526,956

Expenses:
     Salaries and benefits                                  261,886       202,783
     Reimbursable expenses                                   29,090        26,869
     Supplies                                                91,200        78,368
     Fees                                                    58,890        51,278
     Other operating expenses                                54,289        43,907
     Provision for doubtful accounts                         41,579        25,383
     Depreciation and amortization                           36,108        27,051
     Interest                                                22,428        17,890
     Minority interest                                          257           475
                                                           --------      --------
                                                            595,727       474,004
                                                           --------      --------

Income before income taxes                                   62,411        52,952
Provision for income taxes                                   24,777        21,499
                                                           --------      --------
Net income                                                 $ 37,634      $ 31,453
                                                           ========      ========

Net income per common share:
     Primary                                               $   0.75      $   0.63
                                                           ========      ========
     Fully diluted                                         $   0.75      $   0.63
                                                           ========      ========
Weighted average shares used in earnings
  per share computations:
     Primary                                                 50,271        49,563
                                                           ========      ========
     Fully diluted                                           50,372        49,601
                                                           ========      ========

                           See accompanying notes.

                  QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       December 31      June 30
                                                           1996           1996
                                                       -----------     ----------
                                                              (In thousands)
ASSETS

Current assets:
   Cash and cash equivalents                            $   15,547     $   20,382
   Accounts receivable, less allowance for doubtful
     accounts of $51,191,954 at December 31, 1996
     and $39,752,284 at June 30, 1996                      234,280        185,743
   Supplies                                                 31,828         27,170
   Other                                                    39,693         25,772
                                                        ----------     ----------
     Total current assets                                  321,348        259,067

Property, plant and equipment:
   Land                                                     57,853         53,273
   Buildings and improvements                              278,739        237,359
   Equipment                                               397,783        362,007
   Construction in progress                                 22,918         17,796
                                                        ----------     ----------
                                                           757,293        670,435
   Less accumulated depreciation                           151,196        119,740
                                                        ----------     ----------
                                                           606,097        550,695

Cost in excess of net assets acquired                      152,877        142,708
Unallocated purchase price                                  91,176         15,138
Other                                                       64,539         52,953
                                                        ----------     ----------


     Total assets                                       $1,236,037     $1,020,561
                                                        ==========     ==========


                  QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                        December 31     June 30
                                                           1996           1996
                                                        ----------     ----------
                                                              (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                $   48,295     $   47,049
   Accrued salaries and benefits                            65,647         42,694
   Deferred revenue                                          6,002          4,965
   Other current liabilities                                 4,247          1,509
   Current maturities of long-term debt                      2,821          2,441
                                                        ----------     ----------
       Total current liabilities                           127,012         98,658

Long-term debt                                             558,954        430,877
Deferred income taxes                                       36,352         33,343
Other liabilities and deferrals                             22,617         19,855
Minority interest in consolidated entities                  20,112          5,964

Commitments and contingencies -- Note 5

Stockholders' equity:
   Common stock, $.01 par value;
       100,000,000 shares authorized; 48,833,723
       issued and outstanding at December 31,
       1996 and 48,645,750 at June 30,1996                     488            486
   Additional paid-in capital                              264,071        262,581
   Retained earnings                                       206,431        168,797
                                                        ----------     ----------
                                                           470,990        431,864
                                                        ----------     ----------
       Total liabilities and stockholders' equity       $1,236,037     $1,020,561
                                                        ==========     ==========


                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Six Months
                                                              Ended December 31
                                                        ----------------------------
                                                           1996               1995
                                                        ---------          ---------
                                                               (In thousands)
Net cash provided by operating activities               $  72,801          $  56,752

Cash flows used by investing activities:
   Purchase of acquired companies                        (170,413)          (173,565)
   Purchase of property, plant and equipment              (35,881)           (27,070)
   Other                                                   (1,335)               790
                                                        ---------          ---------
Net cash used by investing activities                    (207,629)          (199,845)

Cash flows provided by financing activities:
   Proceeds from issuance of senior subordinated notes        --             150,000
   Borrowings under bank debt                             241,000            257,750
   Repayments of bank debt                               (113,000)          (256,000)
   Proceeds from issuance of notes                          4,698              4,053
   Repayments of notes                                     (2,866)            (2,317)
   Proceeds from issuance of common stock, net              1,493                892
   Loan origination costs                                     (74)            (4,877)
   Other                                                   (1,258)              (380)
                                                        ---------          ---------
Net cash provided by financing activities                 129,993            149,121
                                                        ---------          ---------
Increase (decrease) in cash and cash equivalents           (4,835)             6,028
Cash and cash equivalents at beginning of period           20,382             27,475
                                                        ---------          ---------
Cash and cash equivalents at end of period              $  15,547          $  33,503
                                                        =========          =========
Supplemental cash flow information:
   Interest paid                                        $ (21,111)           (14,448)
   Income taxes paid                                      (23,975)           (18,649)



                            See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996. Certain reclassifications have been made to the fiscal 1996 financial presentation to conform with fiscal 1997.

2.  ACQUISITIONS AND DIVESTITURES

The number of hospitals acquired were four and one for the six months ended December 31, 1996 and 1995, respectively. Hospital and affiliated business acquisitions are summarized as follows:

                                                             SIX MONTHS
                                                                ENDED
                                                             DECEMBER 31
                                                         1996           1995
                                                         ----           ----
                                                            (In thousands)
Fair value of assets acquired                          $205,809       $177,105
Fair value of liabilities assumed                       (21,675)        (3,540)
Contributions from minority investors                   (13,721)           --
                                                       --------       --------
Net cash used for acquisitions                         $170,413       $173,565
                                                       ========       ========

All of the foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price associated with certain of the acquisitions has been determined by the Company based upon available information and is subject to further refinement. The operating results of the acquired entities have been included in the accompanying condensed consolidated statements of income from the respective dates of acquisition.

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

                                                THREE MONTHS             SIX MONTHS
                                                    ENDED                  ENDED
                                                 DECEMBER 31             DECEMBER 31
                                               ----------------        ----------------
                                               1996        1995        1996        1995
                                               ----        ----        ----        ----
                                                 (In thousands, except per share data)
Net operating revenue                        $360,852    $326,849    $710,869    $647,984
Net income                                     19,261      13,867      36,140      27,282
Net income per common share:
     Primary                                      .38         .28         .72        .55
     Fully diluted                                .38         .28         .72        .55

3.  NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of shares of common stock outstanding, and common stock equivalents consisting of dilutive stock options.

4.  INCOME TAXES

The income tax provision recorded for the three months and six months ended December 31, 1996 and 1995 differs from the expected income tax provision due to permanent differences and the provision for state income taxes.

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

Income Taxes

The Internal Revenue Service (IRS) is in the process of conducting examinations of the Company's federal income tax returns for the years ended 1993 through 1995. During fiscal 1996, the IRS proposed certain adjustments in connection with its examination of the Company's federal income tax returns for the fiscal years ended June 30, 1990 through 1992. The most significant adjustment involves the amortization deductions claimed on certain acquired intangible assets in conjunction with the acquisition of Quorum Health Resources, Inc. The Company is currently protesting all of the proposed adjustments through the appeals process of the IRS.

Other

In June 1993, the Office of the Inspector General (OIG) of the Department of Health and Human Services requested information from the Company in connection with an investigation involving the Company's procedures for preparing Medicare cost reports. In January 1995, the U.S. Department of Justice issued a Civil Investigative Demand which also requested information from the Company in connection with that same investigation. As a part of the government's investigation, several former and current employees of the Company have been interviewed. The Company has provided information and is cooperating fully with the investigation. The Company cannot predict whether the government will commence litigation regarding this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

IMPACT OF ACQUISITIONS

     The Company was formed in July 1989 to acquire a hospital contract management business established in the mid-1970s. Since that acquisition, the Company has expanded the scope of its business by acquiring acute care hospitals. During the six months ended December 31, 1996, the Company acquired four facilities. During fiscal 1996, the Company acquired two facilities (one during the six months ended December 31, 1995) and divested one facility.

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

SELECTED OPERATING STATISTICS - OWNED HOSPITALS

     The following table sets forth certain operating statistics for the Company's owned hospitals for each of the periods presented. The results of the owned hospitals for the three months ended December 31, 1996 include three months of operations for sixteen hospitals and a partial period for two hospitals acquired during such period. The results of the owned hospitals for the three months ended December 31, 1995 include three months of operations for fourteen hospitals. The results of the owned hospitals for the six months ended December 31, 1996 include six months of operations for fifteen hospitals and a partial period for three hospitals acquired during such period. The results of the owned hospitals for the six months ended December 31, 1995 include six months of operations for thirteen hospitals and a partial period for one hospital acquired during such period.


                                                        Three Months                          Six Months
                                                            Ended                               Ended
                                                         December 31                          December 31
                                                         -----------                          -----------
                                                    1996              1995              1996              1995
                                                    ----              ----              ----              ----
Number of hospitals at end of period                     18               14                18                14
Licensed beds at end of period                        4,113            3,298             4,113             3,298
Beds in service at end of period                      3,416            2,691             3,416             2,691
Admissions                                           28,881           23,561            55,621            45,588
Average length of stay (days)                           5.5              5.7               5.5               5.8
Patient days                                        160,043          134,927           307,524           263,478
Adjusted patient days                               250,400          204,171           482,022           402,453
Occupancy rates (average licensed beds)               45.6%            44.5%             45.3%             44.3%
Occupancy rates (average beds in service)             55.2%            54.1%             55.1%             53.9%
Gross inpatient revenues (in thousands)            $346,075         $273,180          $667,807          $528,040
Gross outpatient revenues (in thousands)           $195,378         $140,275          $378,933          $278,522

RESULTS OF OPERATIONS

     The table below reflects the percentage of net operating revenue represented by various categories in the Condensed Consolidated Statements of Income and the percentage change in the related dollar amounts. The results of operations for the periods presented include hospitals from their acquisition dates as discussed above.


                                                   Three Months               Percentage
                                                       Ended                   Increase
                                                    December 31              (Decrease) of
                                               --------------------             Dollar
                                               1996            1995             Amounts
                                               ----            ----           ------------
Net operating revenue                         100.0%          100.0%             25.2%
Operating expenses (1)                         81.6            80.9              26.3
                                              -----           -----              ----
EBITDA (2)                                     18.4            19.1              20.7
Depreciation and amortization                   5.3             5.2              29.6
Interest expense                                3.3             3.5              19.7
Minority expense                                0.0             0.0               0.0
                                              -----           -----              ----
Income before income taxes                      9.8            10.4              17.4
Provision for income taxes                      3.9             4.2              14.8
                                              -----           -----              ----
Net income                                      5.9%            6.2%             19.2%
                                              =====           =====              ====


                                                     Six Months               Percentage
                                                       Ended                   Increase
                                                    December 31              (Decrease) of
                                               --------------------             Dollar
                                               1996            1995             Amounts
                                               ----            ----           ------------
Net operating revenue                         100.0%          100.0%             24.9%
Operating expenses (1)                         81.6            81.3              25.3
                                              -----           -----              ----
EBITDA (2)                                     18.4            18.7              23.2
Depreciation and amortization                   5.5             5.1              33.5
Interest expense                                3.4             3.4              25.4
Minority expense                                0.0             0.1             (45.9)
                                              -----           -----              ----
Income before income taxes                      9.5            10.1              17.9
Provision for income taxes                      3.8             4.1              15.2
                                              -----           -----              ----
Net income                                      5.7%            6.0%             19.7%
                                              =====           =====              ====

--------------------
(1) Operating expenses represent expenses before interest, minority interest, income taxes, depreciation and amortization expense.
(2) EBITDA represents earnings before interest, minority interest, income taxes, depreciation and amortization expense. The Company has included EBITDA data because such data is used by certain investors to measure a company's ability to service debt. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

     The Company's net operating revenue was $342.1 million for the three months ended December 31, 1996, compared to $273.2 million for the comparable period of fiscal 1996, an increase of $68.9 million or 25%. This increase was attributable to, among other things, five hospital acquisitions, an 11% increase in revenue generated by hospitals owned during both periods (calculated by comparing the same periods in both fiscal periods for hospitals owned for one year or more) and a 3% increase in management services revenue. The Company's owned hospitals accounted for 90% of the Company's net operating revenue for the three months ended December 31, 1996 compared to 88% for the three months ended December 31, 1995.

     Operating expenses as a percent of net operating revenue increased to 81.6% for the three months ended December 31, 1996 from 80.9% for the three months ended December 31, 1995 which was primarily attributable to the fiscal 1997 acquisitions of owned hospitals. Operating expenses as a percentage of net operating revenue for the Company's owned hospitals increased to 82.0% for the three months ended December 31, 1996 from 81.7% for the three months ended December 31, 1995. For the Company's hospitals owned during both periods, operating expenses as a percentage of net operating revenue decreased to 80.1% for the three months ended December 31, 1996 from 81.5% for the three months ended December 31, 1995 which was primarily attributable to a reduction in salaries and benefits, fees and supplies expense as a percent of net operating revenue.

     EBITDA as a percent of net operating revenue was 18.4% for the three months ended December 31, 1996 compared to 19.1% for the three months ended December 31, 1995. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 18.0% for the three months ended December 31, 1996 compared to 18.3% for the three months ended December 31, 1995. EBITDA as a percent of net operating revenue for the Company's hospitals owned during both periods was 19.9% for the three months ended December 31, 1996 compared to 18.5% for the three months ended December 31, 1995. EBITDA as a percent of net operating revenue for the Company's management services business was 22.1% for the three months ended December 31, 1996 compared to 25.4% for the three months ended December 31, 1995 which was primarily attributable to the costs of new services.

     Depreciation and amortization expense as a percent of net operating revenue increased to 5.3% for the three months ended December 31, 1996 from 5.2% for the three months ended December 31, 1995 primarily due to the fiscal 1996 and 1997 acquisitions and the Company's investment in management information systems. Interest expense as a percent of net operating revenue decreased to 3.3% for the three months ended December 31, 1996 from 3.5% for the three months ended December 31, 1995 due to a reduction in interest rates and repayments of bank debt with cash flow generated from operations. The provision for income taxes as a percent of net operating revenue decreased to 3.9% for the three months ended December 31, 1996 from 4.2% for the three months ended December 31, 1995 which is primarily attributable to a lower effective tax rate and a relative change in pretax income.

     Net income as a percent of net operating revenue was 5.9% for the three months ended December 31, 1996 compared to 6.2% for the three months ended December 31, 1995. This decrease was primarily attributable to the fiscal 1997 acquisitions which was partially offset by the increased profitability of the Company's hospitals owned during both periods, as discussed above.

Six Months Ended December 31, 1996 Compared to Six Months Ended December
31, 1995

     The Company's net operating revenue was $658.1 million for the six months ended December 31, 1996 compared to $527.0 million for the comparable period of fiscal 1996, an increase of $131.1 million or 25%. This increase was attributable to, among other things, five hospital acquisitions, a full six months of revenue from one hospital acquired during fiscal 1996, a 10% increase in revenue generated by hospitals owned during both periods and a 4% increase in management services revenue. The Company's owned hospitals accounted for 90% of the Company's net operating revenue for the six months ended December 31, 1996 compared to 88% for the six months ended December 31, 1995.

     Operating expenses as a percent of net operating revenue increased to 81.6% for the six months ended December 31, 1996 from 81.3% for the six months ended December 31, 1995. Operating expenses as a percentage of net operating revenue for the Company's owned hospitals decreased to 81.9% for the six months ended December 31, 1996 from 82.2% for the six months ended December 31, 1995. Operating expenses as a percentage of net operating revenue for the Company's hospitals owned during both periods decreased to 80.6% for the six months ended December 31, 1996 from 82.0% for the six months ended December 31,1995 which was primarily attributable to a reduction in salaries and benefits, fees and supplies expense as a percent of net operating revenue.

     EBITDA as a percent of net operating revenue was 18.4% for the six months ended December 31, 1996 compared to 18.7% for the six months ended December 31, 1995. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 18.1% for the six months ended December 31, 1996 compared to 17.8% for the six months ended December 31, 1995. EBITDA as a percent of net operating revenue for the Company's hospitals owned during both periods was 19.4% for the three months ended December 31, 1996 compared to 18.0% for the three months ended December 31, 1995. EBITDA as a percent of net operating revenue for the Company's management services business was 21.3% for the six months ended December 31, 1996 compared to 25.2% for the six months ended December 31, 1995 which was primarily attributable to the costs of new services.

     Depreciation and amortization expense as a percent of net operating revenue increased to 5.5% for the six months ended December 31, 1996 from 5.1% for the six months ended December 31, 1995 primarily due to the fiscal 1996 and 1997 acquisitions and the Company's investment in management information systems. Interest expense as a percent of net operating revenue was 3.4% for the six months ended December 31, 1996 and 1995. The provision for income taxes as a percent of net operating revenue decreased to 3.8% for the three months ended December 31, 1996 from 4.1% for the six months ended December 31, 1995 which is primarily attributable to a lower effective tax rate and a relative change in pretax income.

     Net income as a percent of net operating revenue was 5.7% for the six months ended December 31, 1996 compared to 6.0% for the six months ended December 31, 1995. This decrease was primarily attributable to the fiscal 1997 acquisitions which was partially offset by the increased profitability of the Company's hospitals owned during both periods, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had working capital of $194.3 million, including cash and cash equivalents of $15.5 million. The ratio of current assets to current liabilities was 2.5 to 1.0 at December 31, 1996 compared to
2.6 to 1.0 at June 30, 1996.

     The Company's cash requirements excluding acquisitions have historically been funded by cash generated from operations. Cash generated from operations was $72.8 million and $56.8 million for the six months ended December 31, 1996 and 1995, respectively. The increase is primarily due to the fiscal 1996 and 1997 acquisitions.

     Capital expenditures excluding acquisitions for the six months ended December 31, 1996 and 1995 were $35.9 million and $27.1 million, respectively. The management services business does not require significant capital expenditures. Capital expenditures for owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. The Company anticipates construction of a replacement hospital in Florence, South Carolina with fiscal 1997 capital expenditures of up to $25 million and a total project cost of $75 million to $80 million plus capitalized interest. In fiscal 1997, the Company expects to make capital expenditures from $75 million to $85 million, excluding acquisitions and the replacement hospital.

     The Company intends to acquire additional acute care facilities, and the Company is actively seeking out such acquisitions. There can be no assurance that the Company will not require additional debt or equity financing for any particular acquisition. Also, the Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for its acquisition program or other needs. At December 31, 1996, the Company had $295.0 million available under its Revolving Line of Credit.

     During the six months ended December 31, 1996, the Company acquired four hospitals and affiliated businesses for approximately $170.4 million. During fiscal 1996, the Company acquired two hospitals and affiliated businesses for approximately $205.3 million. Also, during fiscal 1996, the Company sold certain assets and the business of one hospital and a minority interest in another hospital.

     The Internal Revenue Service (IRS) is in the process of conducting examinations of the Company's federal income tax returns for the years ended 1993 through 1995. During fiscal 1996, the IRS proposed certain adjustments in connection with its examination of the Company's federal income tax returns for the fiscal years ended June 30, 1990 through 1992. The most significant adjustment involves the amortization deductions claimed on certain acquired intangible assets in conjunction with the acquisition of Quorum Health Resources, Inc. The Company is currently protesting all of the proposed adjustments through the appeals process of the IRS and does not expect the resolution of this contingency to materially affect the Company's results of operations or financial position.

     In June 1993, the OIG of the Department of Health and Human Services requested information from the Company in connection with an investigation involving the Company's procedures for preparing Medicare cost reports. In January 1995, the U.S. Department of Justice issued a Civil Investigative Demand which also requested information from the Company in connection with that same investigation. As a part of the government's investigation, several former and current employees of the Company have been interviewed. The Company has provided information and is cooperating fully with the investigation. The Company cannot predict whether the government will commence litigation regarding this matter. Management believes that any claims likely to be asserted by the government as a result of its investigation would not have a material effect on the Company's results of operations or financial position.

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

     The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals was approximately 36.2% and 34.5% of gross patient service revenue for the six months ended December 31, 1996 and 1995, respectively.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 20, 1996, the annual meeting of the stockholders of the Company was held to elect directors to hold office until the next annual meeting and to ratify the selection of the Company's independent auditors.

     The following were elected to serve as directors until the next annual meeting of the stockholders:

Name                                For            Against             Abstain
----                                ---            -------             -------
Jack O. Bovender                 42,076,101                             43,259
Sam A. Brooks, Jr.               42,076,556                             42,804
Russell L. Carson                42,076,599                             42,761
James E. Dalton, Jr.             42,076,276                             43,084
C. Edward Floyd, M.D.            42,047,488                             71,872
Joseph C. Hutts                  42,066,865                             52,495
Kenneth J. Melkus                42,076,458                             42,902
Thomas J. Murphy, Jr.            42,076,599                             42,761
Rocco A. Ortenzio                42,037,518                             81,842
S. Douglas Smith                 42,068,257                             51,103

     The accounting firm of Ernst & Young was ratified as the Company's independent auditors for the 1997 fiscal year, with 42,050,954 shares voted for ratification and 56,907 shares voted against; 11,499 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The exhibits filed as part of this Report are listed in the Index to Exhibits immediately following the signature page.

     (b) Reports on Form 8-K. A report on Form 8-K was filed with the Commission on December 17, 1996, to inform the Market of the acquisition of Barberton Citizens Hospital, an acute care hospital located in Barberton, Ohio. A previously released press announcement of the acquisition was filed in connection with the report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       QUORUM HEALTH GROUP, INC.
                                       (Registrant)


Date: February 11, 1997                By:  /s/ Steve B. Hewett
                                            -------------------
                                            Steve B. Hewett
                                            Vice President and Treasurer
                                            (Chief Financial Officer)

                                  Exhibit Index


Exhibit No.                                                              Page
-----------                                                              ----
   11          Computation of Earnings Per Share                          21

   27          Financial Data Schedule (for SEC use only)