Form 10-Q
period 1997-03-31
QUORUM HEALTH GROUP INC
filed 1997-05-13
CIK 854694

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to __________________


                                ----------------

                        Commission file number 33-31717-A

                                ----------------

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

                  Yes    X                       No
                      ------                        ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                Outstanding at May 1, 1997
-----                                                --------------------------
Common Stock, $.01 Par Value                             49,334,858 Shares


                            Exhibit Index on Page 22
                                  Page 1 of 23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                 Three Months
                                                                Ended March 31
                                                            ----------------------
                                                              1997          1996
                                                            --------      --------
Revenue:
     Net patient service revenue                            $340,958      $251,424
     Hospital management/professional services                20,125        19,470
     Reimbursable expenses                                    16,013        15,113
                                                            --------      --------
Net operating revenue                                        377,096       286,007

Expenses:
     Salaries and benefits                                   146,491       109,174
     Reimbursable expenses                                    16,013        15,113
     Supplies                                                 53,926        42,183
     Fees                                                     32,848        25,381
     Other operating expenses                                 31,769        24,505
     Provision for doubtful accounts                          25,010        13,156
     Depreciation and amortization                            19,003        14,294
     Interest                                                 11,794         9,337
     Minority interest                                           301           147
     Net gain on sale of assets                                  --           (826)
                                                            --------      --------
                                                             337,155       252,464
                                                            --------      --------
Income before income taxes                                    39,941        33,543
Provision for income taxes                                    15,857        13,618
                                                            --------      --------
Net income                                                  $ 24,084      $ 19,925
                                                            ========      ========
Net income per common share:
     Primary                                                $   0.47      $   0.40
                                                            ========      ========
     Fully diluted                                          $   0.47      $   0.40
                                                            ========      ========

Weighted average shares used in net income
  per common share computations:
     Primary                                                  50,802        49,820
                                                            ========      ========
     Fully diluted                                            50,809        49,820
                                                            ========      ========

                             See accompanying notes

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                                           Nine Months
                                                          Ended March 31
                                                      -----------------------
                                                        1997           1996
                                                      ---------      --------
Revenue:
     Net patient service revenue                      $ 931,814      $713,932
     Hospital management/professional services           58,317        57,049
     Reimbursable expenses                               45,103        41,982
                                                      ---------      --------
Net operating revenue                                 1,035,234       812,963

Expenses:
     Salaries and benefits                              408,377       311,957
     Reimbursable expenses                               45,103        41,982
     Supplies                                           145,126       120,551
     Fees                                                91,738        76,659
     Other operating expenses                            86,058        68,412
     Provision for doubtful accounts                     66,589        38,539
     Depreciation and amortization                       55,111        41,345
     Interest                                            34,222        27,227
     Minority interest                                      558           622
     Net gain on sale of assets                             --           (826)
                                                      ---------      --------
                                                        932,882       726,468
                                                      ---------      --------
Income before income taxes                              102,352        86,495
Provision for income taxes                               40,634        35,117
                                                      ---------      --------
Net income                                            $  61,718      $ 51,378
                                                      =========      ========

Net income per common share:
     Primary                                          $    1.22      $   1.03
                                                      =========      ========
     Fully diluted                                    $    1.22      $   1.03
                                                      =========      ========

Weighted average shares used in net income
  per common share computations:
     Primary                                             50,446        49,648
                                                      =========      ========
     Fully diluted                                       50,516        49,673
                                                      =========      ========


                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (In thousands)

                                                       March 31       June 30
                                                         1997           1996
                                                      ----------     ----------
ASSETS

Current assets:
   Cash and cash equivalents                           $  14,278     $   20,382
   Accounts receivable, less allowance for doubtful
     accounts of $54,611 at March 31, 1997
     and $39,752 at June 30, 1996                        241,259        185,743
   Supplies                                               31,545         27,170
   Other                                                  36,089         25,772
                                                      ----------     ----------
     Total current assets                                323,171        259,067

Property, plant and equipment:
   Land                                                   62,192         53,273
   Buildings and improvements                            310,286        237,359
   Equipment                                             435,757        362,007
   Construction in progress                               30,063         17,796
                                                      ----------     ----------
                                                         838,298        670,435
   Less accumulated depreciation                         167,458        119,740
                                                      ----------     ----------
                                                         670,840        550,695

Cost in excess of net assets acquired                    157,563        142,708
Unallocated purchase price                                17,416         15,138
Other                                                     68,813         52,953
                                                      ----------     ----------



     Total assets                                     $1,237,803     $1,020,561
                                                      ==========     ==========

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                      March 31        June 30
                                                        1997            1996
                                                     ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses             $   65,460      $   47,049
   Accrued salaries and benefits                         58,695          42,694
   Deferred revenue                                       5,695           4,965
   Other current liabilities                              3,043           1,509
   Current maturities of long-term debt                   1,713           2,441
                                                     ----------      ----------
       Total current liabilities                        134,606          98,658

Long-term debt                                          519,516         430,877
Deferred income taxes                                    36,133          33,343
Other liabilities and deferrals                          25,389          19,855
Minority interest in consolidated entities               20,332           5,964

Commitments and contingencies -- Note 5

Stockholders' equity:
   Common stock, $.01 par value;
       100,000 shares authorized; 49,268
       issued and outstanding at March 31,
       1997 and 48,646 at June 30,1996                      493             486
   Additional paid-in capital                           270,819         262,581
   Retained earnings                                    230,515         168,797
                                                     ----------      ----------
                                                        501,827         431,864
                                                     ----------      ----------
       Total liabilities and stockholders' equity    $1,237,803      $1,020,561
                                                     ==========      ==========



                            See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                             Nine Months
                                                            Ended March 31
                                                        -----------------------
                                                          1997          1996
                                                        ---------     ---------
Net cash provided by operating activities               $ 119,636     $  85,349

Cash flows used in investing activities:
   Purchase of acquired companies                        (170,877)     (187,735)
   Purchase of property, plant and equipment              (51,117)      (42,324)
   Other                                                    1,592           796
                                                        ---------     ---------
Net cash used in investing activities                    (220,402)     (229,263)

Cash flows provided by financing activities:
   Proceeds from issuance of senior subordinated notes        --        150,000
   Borrowings under bank debt                             268,000       305,750
   Repayments of bank debt                               (179,000)     (311,000)
   Proceeds from issuance of common stock, net              8,245         5,355
   Loan origination costs                                    (144)       (5,016)
   Other                                                   (2,439)          (72)
                                                        ---------     ---------
Net cash provided by financing activities                  94,662       145,017
                                                        ---------     ---------

Increase (decrease) in cash and cash equivalents           (6,104)        1,103
Cash and cash equivalents at beginning of period           20,382        27,475
                                                        ---------     ---------

Cash and cash equivalents at end of period              $  14,278     $  28,578
                                                        =========     =========

Supplemental cash flow information:
   Interest paid                                        $ (26,173)    $ (17,363)
   Income taxes paid                                      (36,338)      (23,585)





                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996. Certain reclassifications have been made to the fiscal 1996 financial presentation to conform with fiscal 1997.

2.  NEWLY ISSUED ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Basic earnings per share for the third quarter ended March 31, 1997 and March 31, 1996 will be $.02 and $.01 per share, respectively more than primary earnings per share. Basic earnings per share for the nine months ended March 31, 1997 and March 31, 1996 will be $.04 more than primary earnings per share. The amount of dilutive earnings per share will be the same as the amount of fully diluted earnings per share for all periods.

3.  ACQUISITIONS AND DIVESTITURES

During the nine months ended March 31, 1997, the Company acquired certain assets and the business of four hospitals and affiliated health care entities. During the nine months ended March 31, 1996, the Company acquired certain assets and the business of one hospital and affiliated health care entities and sold one hospital and a minority interest in another hospital for approximately $6.3 million in cash and notes receivable. Hospital and affiliated business acquisitions are summarized as follows:

                                                        NINE MONTHS
                                                           ENDED
                                                          MARCH 31
                                                          --------
                                                   1997             1996
                                                   ----             ----
                                                       (In thousands)
Fair value of assets acquired                  $    206,273     $    191,306
Fair value of liabilities assumed                   (21,675)          (3,571)
Contributions from minority investors               (13,721)             --
                                               ------------     ------------
Net cash used for acquisitions                 $    170,877     $    187,735
                                               ============     ============



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

The following unaudited pro forma results of operations give effect to the operations of the entities acquired and divested in fiscal 1997 and 1996 as if the respective transactions had occurred at the beginning of the periods presented. The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

                                          THREE MONTHS         NINE MONTHS
                                             ENDED                ENDED
                                            MARCH 31             MARCH 31
                                            --------             --------
                                              1996          1997         1996
                                              ----          ----         ----
                                           (In thousands, except per share data)
Net operating revenue                       $345,697     $1,087,965    $993,681
Net income                                    19,608         60,224      46,891
Net income per common share:
     Primary                                     .39           1.19         .94
     Fully diluted                               .39           1.19         .94

4.  NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of shares of common stock outstanding, and common stock equivalents consisting of dilutive stock options.

5.  INCOME TAXES

The income tax provision recorded for the three months and nine months ended March 31, 1997 and 1996 differs from the expected income tax provision due to permanent differences and the provision for state income taxes.

6.  COMMITMENTS

The Company has entered into a $60 million contract to construct a hospital and medical office building in Florence, South Carolina. The facilities are to be completed in fiscal 1999.

7.  CONTINGENCIES

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

Financial Instruments

Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. During the nine months ended March 31, 1997, the Company amended its 1993 interest rate swap agreements to effectively convert two borrowings of $50.0 million each from fixed-rate to floating-rate through September 16, 2001 and December 1, 2001. In addition, the Company entered into interest rate swap agreements which effectively convert $100.0 million and $200.0 million of floating-rate borrowings to fixed-rate borrowings through December 12, 2001 and March 20, 2002, respectively. For the nine months ended March 31, 1997, the Company received a weighted average rate of 5.8% and paid a weighted average rate of 5.6%. For the nine months ended March 31, 1996, the Company received a weighted average rate of 5.8% and paid a weighted average rate of 4.8%.

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

8.  SUBSEQUENT EVENTS

On April 16, 1997, the Company adopted a Stockholder Rights Plan and declared a dividend of one right for each share of common stock held as of the close of business on April 28, 1997. Each right entitles stockholders to acquire one-third of a share of common stock at an exercise price of $150, subject to adjustment. Such rights become exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer which would result in that person or group owning 15 percent or more of the Company's common stock. After any person has acquired 15 percent or more of the Company's common stock, each right not owned by such person or certain related parties will entitle its holder to purchase a number of shares of the Company's common stock (or any combination of common stock, preferred stock, debt securities and cash, as determined by the Board of Directors) having a market value of two times the then-current exercise price of the right. In the event the Company is involved in a merger or other business combination transaction with another person or sells 50 percent or more of its assets or earning power to another person, each right will entitle its holder to purchase a number of shares of the Company's common stock or the acquiring company's common stock having a market value of two times the then-current exercise price of the right. The rights may be redeemed at $.01 per right at any time until the tenth day following public announcement that a 15 percent position has been acquired. The rights expire on April 28, 2007.

On April 18, 1997, the Company replaced its secured $600.0 million revolving credit facility with a new unsecured five-year revolving credit facility in the amount of $850.0 million. The credit agreement provides for two consecutive one-year extensions subject to approval of 100% of the lenders. The loan bears interest, at the Company's option, at generally the lender's base rate or a fluctuating rate ranging from .25 to .75 percentage points above LIBOR. The Company must pay a facility fee ranging from .18 to .25 percentage points on the commitment. The interest rate margins and facility fee rates fluctuate based on the Company's leverage ratio. The Company may prepay the principal amount outstanding at any time. The credit facility contains financial covenants relating to the prohibition of dividend payments and other distributions, limitations on capital expenditures, repurchase of common stock, additional indebtedness, investments, asset dispositions, liens, engaging in transactions with affiliates, the ability to merge or consolidate with or transfer assets to another entity, the maintenance of net worth and various financial ratios, including a fixed charge and a leverage ratio.

On April 24, 1997, the Company commenced a tender offer to purchase for cash all of its outstanding 11 7/8% Senior Subordinated Notes due December 15, 2002, $100,000,000 in principal amount. Under the terms of the offer, the Company will purchase the outstanding Notes at $1,087.05 per $1,000 principal amount if tendered on or before May 7, 1997 (the "Consent Time") and $1,077.05 if later. The Company is also seeking amendments to eliminate certain restrictive covenants contained in the Indenture. As of the Consent Time, the Company had received sufficient consents from holders of the Notes to amend the Indenture as requested. The tender offer will expire on May 21, 1997, unless it is extended or terminated earlier.

On April 29, 1997, the Company was notified by Alegent Health ("Alegent") that Alegent was exercising its option to acquire an additional 14% limited partnership interest in the limited partnership which owns Midlands Hospital, Papillion, Nebraska. Alegent also advised the Company of its intention to exercise its option to acquire in fiscal 1998 the remaining partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

IMPACT OF ACQUISITIONS

         The Company was formed in July 1989 to acquire a hospital contract management business established in the mid-1970s. Since that acquisition, the Company has expanded the scope of its business by acquiring acute care hospitals. During the nine months ended March 31, 1997, the Company acquired certain assets and the business of four hospitals and affiliated health care entities. On April 29, 1997, the Company was notified by Alegent Health ("Alegent") that Alegent was exercising its option to acquire an additional 14% limited partnership interest in the limited partnership which owns Midlands Community Hospital, Papillion, Nebraska, and of Alegent's intention to exercise its option to acquire the remaining partnership interest in fiscal 1998. During fiscal 1996, the Company acquired certain assets and the business of two hospitals and affiliated health care entities (one during the nine months ended March 31, 1996) and divested one hospital.

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

SELECTED OPERATING STATISTICS - OWNED HOSPITALS

         The following table sets forth certain operating statistics for the Company's owned hospitals for each of the periods presented. The results of the owned hospitals for the three months ended March 31, 1997 include three months of operations for eighteen hospitals. The results of the owned hospitals for the three months ended March 31, 1996 include three months of operations for thirteen hospitals and a partial period for one hospital divested during such period. The results of the owned hospitals for the nine months ended March 31, 1997 include nine months of operations for fifteen hospitals and a partial period for three hospitals acquired during such period. The results of the owned hospitals for the nine months ended March 31, 1996 include nine months of operations for twelve hospitals and partial periods for one hospital acquired and one hospital divested during such period.


                                                        Three Months                 Nine Months
                                                           Ended                        Ended
                                                          March 31                     March 31
                                                          --------                     --------
                                                     1997         1996            1997          1996
                                                     ----         ----            ----          ----
Number of hospitals at end of period                     18          13                18           13
Licensed beds at end of period                        4,113       3,192             4,113        3,192
Beds in service at end of period                      3,421       2,635             3,421        2,635
Admissions                                           31,969      25,061            87,590       70,649
Average length of stay (days)                           5.8         5.9               5.6          5.8
Patient days                                        184,098     147,322           491,622      410,800
Adjusted patient days                               284,598     217,764           766,620      620,217
Occupancy rates (average licensed beds)               49.7%       49.0%             46.9%        45.9%
Occupancy rates (average beds in service)             59.7%       59.6%             56.7%        55.9%
Gross inpatient revenues (in thousands)            $394,591    $299,972        $1,062,398     $828,012
Gross outpatient revenues (in thousands)           $215,339    $143,581        $  594,272     $422,103

RESULTS OF OPERATIONS

         The table below reflects the percentage of net operating revenue represented by various categories in the Condensed Consolidated Statements of Income and the percentage change in the related dollar amounts. The results of operations for the periods presented include hospitals from their acquisition dates as discussed above.

                                                 Three Months           Percentage
                                                    Ended                Increase
                                                   March 31             (Decrease)
                                              ------------------         of Dollar
                                               1997        1996          Amounts
                                               ----        ----        ----------
Net operating revenue                         100.0%      100.0%          31.8%
Operating expenses (1)                         81.2        80.2           33.4
                                              -----       -----         ------
EBITDA (2)                                     18.8        19.8           25.7
Depreciation and amortization                   5.0         5.0           32.9
Interest expense                                3.1         3.3           26.3
Minority interest                                .1          --          104.8
Net gain on sale of assets                       --         (.3)        (100.0)
                                              -----       -----         ------
Income before income taxes                     10.6        11.8           19.1
Provision for income taxes                      4.2         4.8           16.4
                                              -----       -----         ------
Net income                                      6.4%        7.0%          20.9%
                                              =====       =====         ======


                                           Nine Months              Percentage
                                              Ended                  Increase
                                            March 31              (Decrease) of
                                        ---------------              Dollar
                                         1997      1996              Amounts
                                         ----      ----            ------------
Net operating revenue                   100.0%     100.0%              27.3%
Operating expenses (1)                   81.4       81.0               28.1
                                        -----      -----             ------
EBITDA (2)                               18.6       19.0               24.1
Depreciation and amortization             5.3        5.1               33.3
Interest expense                          3.3        3.3               25.7
Minority interest                         0.1        0.1              (10.3)
Net gain on sale of assets                0.0       (0.1)            (100.0)
                                        -----      -----             ------
Income before income taxes                9.9       10.6               18.3
Provision for income taxes                3.9        4.3               15.7
                                        -----      -----             ------
Net income                                6.0%       6.3%              20.1%
                                        =====      =====             ======

--------------------
(1) Operating expenses represent expenses before interest, minority interest, income taxes, depreciation and amortization expense.
(2) EBITDA represents earnings before interest, minority interest, income taxes, depreciation and amortization expense and net gain on sale of assets. The Company has included EBITDA data because such data is used by certain investors to measure a company's ability to service debt. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

Three Months Ended March 31, 1997 Compared to Three Months Ended March
31, 1996

         The Company's net operating revenue was $377.1 million for the three months ended March 31, 1997, compared to $286.0 million for the comparable period of fiscal 1996, an increase of $91.1 million or 32%. This increase was attributable to, among other things, five hospital acquisitions, a 10% increase in revenue generated by hospitals owned during both periods (calculated by comparing the same periods in both fiscal periods for hospitals owned for one year or more) and a 4% increase in management services revenue. The Company's owned hospitals accounted for 90% of the Company's net operating revenue for the three months ended March 31, 1997 compared to 88% for the three months ended March 31, 1996.

         Operating expenses as a percent of net operating revenue increased to 81.2% for the three months ended March 31, 1997 from 80.2% for the three months ended March 31, 1996 which was primarily attributable to the fiscal 1997 acquisitions of owned hospitals. Operating expenses as a percentage of net operating revenue for the Company's owned hospitals increased to 81.7% for the three months ended March 31, 1997 from 80.6% for the three months ended March 31, 1996 which was primarily attributable to the fiscal

1997 acquisitions of owned hospitals. For the Company's hospitals owned during both periods, operating expenses as a percentage of net operating revenue decreased to 80.1% for the three months ended March 31, 1997 from 80.3% for the three months ended March 31, 1996 which was primarily attributable to a reduction in salaries and benefits, fees and supplies expense as a percent of net operating revenue.

         EBITDA as a percent of net operating revenue was 18.8% for the three months ended March 31, 1997 compared to 19.8% for the three months ended March 31, 1996. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 18.3% for the three months ended March 31, 1997 compared to 19.4% for the three months ended March 31, 1996. EBITDA as a percent of net operating revenue for the Company's hospitals owned during both periods was 19.9% for the three months ended March 31, 1997 compared to 19.7% for the three months ended March 31, 1996. EBITDA as a percent of net operating revenue for the Company's management services business was 24.3% for the three months ended March 31, 1997 compared to 22.4% for the three months ended March 31, 1996.

         Depreciation and amortization expense as a percent of net operating revenue was 5.0% for the three months ended March 31, 1997 and the three months ended March 31, 1996. Interest expense as a percent of net operating revenue decreased to 3.1% for the three months ended March 31, 1997 from 3.3% for the three months ended March 31, 1996 due to a reduction in interest rates and repayments of bank debt with cash flow generated from operations. The provision for income taxes as a percent of net operating revenue decreased to 4.2% for the three months ended March 31, 1997 from 4.8% for the three months ended March 31, 1996 which is primarily attributable to a lower effective tax rate and a relative change in pretax income.

         Net income as a percent of net operating revenue was 6.4% for the three months ended March 31, 1997 compared to 7.0% for the three months ended March 31, 1996. This decrease was primarily attributable to the fiscal 1997 acquisitions and was partially offset by the increased profitability of the Company's hospitals owned during both periods and management services business, as discussed above.

Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31,
1996

         The Company's net operating revenue was $1,035.2 million for the nine months ended March 31, 1997 compared to $813.0 million for the comparable period of fiscal 1996, an increase of $222.2 million or 27%. This increase was attributable to, among other things, five hospital acquisitions, a full nine months of revenue from one hospital acquired during fiscal 1996, a 10% increase in revenue generated by hospitals owned during both periods and a 4% increase in management services revenue. The Company's owned hospitals accounted for 90% of the Company's net operating revenue for the nine months ended March 31, 1997 compared to 88% for the nine months ended March 31, 1996.

         Operating expenses as a percent of net operating revenue increased to 81.4% for the nine months ended March 31, 1997 from 81.0% for the nine months ended March 31, 1996. Operating expenses as a percentage of net operating revenue for the Company's owned hospitals increased to 81.8% for the nine months ended March 31, 1997 from 81.7% for the nine months ended March 31, 1996. Operating expenses as a percentage of net operating revenue for the Company's hospitals owned during both periods decreased to 80.4% for the nine months ended March 31, 1997 from 81.4% for the nine months ended March 31, 1996 which was primarily attributable to a reduction in salaries and benefits, fees and supplies expense as a percent of net operating revenue.

         EBITDA as a percent of net operating revenue was 18.6% for the nine months ended March 31, 1997 compared to 19.0% for the nine months ended March 31, 1996. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 18.2% for the nine months ended March 31, 1997 compared to 18.3% for the nine months ended March 31, 1996. EBITDA as a percent of net operating revenue for the Company's hospitals owned during both periods was 19.6% for the nine months ended March 31, 1997 compared to 18.6% for the nine months ended March 31, 1996. EBITDA as a percent of net operating revenue for the Company's management services business was 22.3% for the nine months ended March 31, 1997 compared to 24.3% for the nine months ended March 31, 1996 which was primarily attributable to the costs of new services.

         Depreciation and amortization expense as a percent of net operating revenue increased to 5.3% for the nine months ended March 31, 1997 from 5.1% for the nine months ended March 31, 1996 primarily due to the fiscal 1996 and 1997 acquisitions and the Company's investment in management information systems. Interest expense as a percent of net operating revenue was 3.3% for the nine months ended March 31, 1997 and the nine months ended March 31, 1996. The provision for income taxes as a percent of net operating revenue decreased to 3.9% for the nine months ended March 31, 1997 from 4.3% for the nine months ended March 31, 1996 which is primarily attributable to a lower effective tax rate and a relative change in pretax income.

         Net income as a percent of net operating revenue was 6.0% for the nine months ended March 31, 1997 compared to 6.3% for the nine months ended March 31, 1996. This decrease was primarily attributable to the fiscal 1997 acquisitions and was partially offset by the increased profitability of the Company's hospitals owned during both periods, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had working capital of $188.6 million, including cash and cash equivalents of $14.3 million. The ratio of current assets to current liabilities was 2.4 to 1.0 at March 31, 1997 compared to 2.6 to 1.0 at June 30, 1996.

         The Company's cash requirements excluding acquisitions have historically been funded by cash generated from operations. Cash generated from operations was $119.6 million and $85.3 million for the nine months ended March 31, 1997 and 1996, respectively. The increase is primarily due to the fiscal 1996 and 1997 acquisitions.

         Capital expenditures excluding acquisitions for the nine months ended March 31, 1997 and 1996 were $51.1 million and $42.3 million, respectively. The management services business does not require significant capital expenditures. Capital expenditures for owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. The Company has begun construction of a replacement hospital in Florence, South Carolina with fiscal 1997 capital expenditures of up to $15 million and a total project cost of approximately $85 million. In fiscal 1997, the Company expects to make capital expenditures from $75 million to $85 million, excluding acquisitions and the replacement hospital.

         During the nine months ended March 31, 1997, the Company acquired certain assets and the business of four hospitals and affiliated health care entities for approximately $206.3 million. On April 29, 1997, the Company was notified by Alegent that Alegent was exercising its option to acquire an additional 14% limited partnership interest in the limited partnership which owns Midlands Hospital, Papillion, Nebraska. Alegent also advised the Company of its intention to exercise its option to acquire in fiscal 1998 the remaining partnership interest. During fiscal 1996, the Company acquired certain assets and the business of two hospitals and affiliated health care entities for approximately $205.3 million. Also, during fiscal 1996, the Company sold certain assets and the business of one hospital and a minority interest in another hospital.

         The Company intends to acquire additional acute care facilities, and the Company is actively seeking out such acquisitions. There can be no assurance that the Company will not require additional debt or equity financing for any particular acquisition. Also, the Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for its acquisition program or other needs. At March 31, 1997, the Company had $266.0 million outstanding under its Revolving Line of Credit.

         On April 18, 1997, the Company replaced its secured $600.0 million revolving credit facility with a new unsecured five-year revolving credit facility in the amount of $850.0 million. The credit agreement provides for two consecutive one-year extensions subject to approval of 100% of the lenders. The loan bears interest, at the Company's option, at generally the lender's base rate or a fluctuating rate ranging from .25 to .75 percentage points above LIBOR. The Company must pay a facility fee ranging from .18 to .25 percentage points on the commitment. The interest rate margins and facility fee ratios fluctuate based on the Company's leverage ratio. The Company may prepay the principal amount outstanding at any time. The added capacity will be used to fund acquisitions and for other general corporate purposes. The credit facility contains financial covenants relating to the prohibition of dividend payments and other distributions, limitations on capital expenditures, repurchase of common stock, additional indebtedness, investments, asset dispositions, liens, engaging in transactions with affiliates, the ability to merge or consolidate with or transfer assets to another entity, the maintenance of net worth and various financial ratios, including a fixed charge and a leverage ratio.

         On April 16, 1997, the Company adopted a Stockholder Rights Plan and declared a dividend of one right for each share of common stock held as of the close of business on April 28, 1997. Each right entitles stockholders to acquire one-third of a share of common stock at an exercise price of $150, subject to adjustment. Such rights become exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer which would result in that person or group owning 15 percent or more of the Company's common stock. After any person has acquired 15 percent or more of the Company's common stock, each right not owned by such person or certain related parties will entitle its holder to purchase a number of shares of the Company's common stock (or any combination of common stock, preferred stock, debt securities and cash, as determined by the Board of Directors) having a market value of two times the then-current exercise price of the right. In the event the Company is involved in a merger or other business combination transaction with another person or sells 50 percent or more of its assets or earning power to another person, each right will entitle its holder to purchase a number of shares of the Company's common stock or the acquiring company's common stock having a market value of two times the then-current exercise price of the right. The rights may be redeemed at $.01 per right at any time until the tenth day following public announcement that a 15 percent position has been acquired. The rights expire on April 28, 2007.

         On April 24, 1997, the Company commenced a tender offer to purchase for cash all of its outstanding 11 7/8% Senior Subordinated Notes due December 15, 2002, $100,000,000 in principal amount. Under the terms of the offer, the Company will purchase the outstanding Notes at $1,087.05 per $1,000 principal amount if tendered on or before May 7, 1997 (the "Consent Time") and $1,077.05 if later. The Company is also seeking amendments to eliminate certain restrictive covenants contained in the Indenture. As of the Consent Time, the Company had received sufficient consents from holders of the Notes to amend the Indenture as requested. The tender offer will expire on May 21, 1997, unless it is extended or terminated earlier.

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

         Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement is consummated. During the nine months ended March 31, 1997, the Company amended its 1993 interest rate swap agreements to effectively convert two borrowings of $50.0 million each from fixed-rate to floating-rate through September 16, 2001 and December 1, 2001. In addition, the Company entered into interest rate swap agreements which effectively convert $100.0 million and $200.0 million of floating-rate borrowings to fixed-rate borrowings through December 12, 2001 and March 20, 2002, respectively. For the nine months ended March 31, 1997, the Company received a weighted average rate of 5.8% and paid a weighted average rate of 5.6%. For the nine months ended March 31, 1996, the Company received a weighted average rate of 5.8% and paid a weighted average rate of 4.8%.

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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Basic earnings per share for the third quarter ended March 31, 1997 and March 31, 1996 will be $.02 and $.01 per share, respectively more than primary earnings per share. Basic earnings per share for the nine months ended March 31, 1997 and March 31, 1996 will be $.04 more than primary earnings per share. The amount of dilutive earnings per share will be the same as the amount of fully diluted earnings per share for all periods.

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

         The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals was approximately 36% and 34% of gross patient service revenue for the nine months ended March 31, 1997 and 1996, respectively.

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


     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          QUORUM HEALTH GROUP, INC.



Date: May 13, 1997                        By: /s/ Steve B. Hewett
                                              --------------------------
                                              Steve B. Hewett
                                              Vice President & Treasurer
                                              (Chief Financial Officer)

                                  Exhibit Index




Exhibit No.
----------

    11          Computation of Earnings Per Share


    27          Financial Data Schedule (for SEC use only)