Form 10-K
period 1997-06-30
QUORUM HEALTH GROUP INC
filed 1997-09-29
CIK 854694

                                    FORM 10-K

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE TRANSITION PERIOD FROM _______ TO _________

                        Commission file number 000-22766
                            QUORUM HEALTH GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        62-1406040
  (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                103 CONTINENTAL PLACE, BRENTWOOD, TENNESSEE 37027
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)
                                 (615) 371-7979
                (COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                          COMMON STOCK, PAR VALUE $.01

                                 TITLE OF CLASS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $1,696,789,248 as of September 22, 1997. The number of Shares of Common Stock outstanding as of such date was 74,269,087.

         The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K: Registrant's definitive proxy materials for its 1997 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS

                                                                            Page
ITEM 1.  BUSINESS............................................................1
         Overview............................................................1
         Business Strategy...................................................1
         Owned Hospitals.....................................................5
         Management Services.................................................8
         Government Payment Programs........................................10
         Government Regulation..............................................12
         Competition........................................................15
         National Purchasing Contracts......................................16
         Employees and Physicians...........................................17
         Professional Liability.............................................18
ITEM 2.  PROPERTIES.........................................................18
ITEM 3.  LEGAL PROCEEDINGS..................................................18
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................18
ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS........................................18
ITEM 6.  SELECTED FINANCIAL DATA............................................20
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION.................................22
         Impact of Acquisitions.............................................22
         Results of Operations..............................................22
         Liquidity and Capital Resources....................................25
         General............................................................29
         Inflation..........................................................29
         Forward Looking Statements ........................................29
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................30
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.............................30
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS...................................30
ITEM 11. EXECUTIVE COMPENSATION.............................................30
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.....................................................30
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................30
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K...........................................................31
SIGNATURES...............................................................Sig-1

                                     PART I


ITEM 1.      BUSINESS

OVERVIEW

         Quorum Health Group, Inc., through its subsidiaries, owns and operates acute care hospitals and local and regional healthcare systems throughout the United States. At June 30, 1997 Quorum(1) owned, managed under contract or provided consulting services to acute care hospitals in 44 states. At such date, the Company owned and operated nineteen acute care hospitals with 4,205 licensed beds and provided comprehensive management services to 241 hospitals with approximately 27,641 licensed beds. During fiscal 1997, the Company had contracts with 96 additional hospitals to provide selected consulting and support services. Quorum's subsidiary, Quorum Health Resources, Inc., is the largest contract manager of not-for-profit hospitals in the United States.

         As discussed in more detail under "Owned Hospitals" below, Quorum acquired 5 acute care hospitals during fiscal 1997 and one additional acute care hospital in September 1997.

         During fiscal 1997, Quorum tendered for and repurchased $97.8 million in principal amount of its $100 million 11 7/8% Senior Subordinated Notes due 2002. Quorum also replaced its secured $600 million revolving credit facility with an unsecured, revolving credit facility which allows Quorum to borrow, repay and reborrow up to $850 million. At June 30, 1997 Quorum had available $487 million under its credit facility.

BUSINESS STRATEGY

         The Company's strategy is (i) to operate with integrity and in compliance with the law, (ii) to continue to improve the financial performance and the scope and quality of healthcare services of its owned hospitals, (iii) to acquire additional acute care hospitals, primarily in medium-sized markets, and to achieve additional market penetration in such markets, (iv) to utilize the Company's network of hospital management professionals to identify strategic hospital acquisitions and other opportunities to create networks with other hospitals and health care providers and (v) to maintain the Company's management contract business as an important line of business and as a source of market knowledge and stable cash flow. The Company believes that its experience and position as a leading provider of management services to acute care hospitals in the United States affords it a competitive advantage in acquiring and operating hospitals and in creating healthcare service networks in local markets.

--------
         (1) The term "Quorum" or "the Company" as used herein refers to Quorum Health Group, Inc. and its direct and indirect subsidiaries, affiliated partnerships and affiliated limited liability companies, unless otherwise stated or indicated by context. The term "subsidiaries" as used herein also means affiliated partnerships and affiliated limited liability companies.

         The Quorum Business Ethics Program

         It is the Company's policy that its business be conducted in compliance with the law. To further this objective, the Company established its Business Ethics Program in 1995. The Program is managed and implemented on a day-to-day basis by the Company's Vice President/Ethics & Business Conduct and her staff who work with the Company's legal department and outside law firms who act as special counsel to the Company, as well as other health care consultants. The Program runs under the oversight of a management Compliance Committee made up of the Company's Chief Executive Officer, Chief Operating Officer, General Counsel, Vice President/Internal Audit and its Vice President/Ethics and Business Conduct. The Program is also overseen by the Audit Committee of the Company's Board of Directors, which reviews with management compliance with the Program, as well as ways to strengthen the Program. The Business Ethics Program was adopted to ensure that high standards of conduct are met in the operation of the Company's business and to ensure that the Company has implemented policies and procedures so that the Company's employees will act in full compliance with all applicable laws, regulations and Company policies.

         The Company first formally adopted its "Policy on Business Practices" in 1991 as a statement of the proper standards of behavior for its employees. Under the Business Ethics Program, the Policy, which has been revised several times, is distributed annually to all Company employees. The Business Ethics Program provides initial and periodic legal compliance and ethics training to every Company employee. Under the Business Ethics Program, the Company also reviews various areas of the Company's operations and develops and implements, with management, policies and procedures designed to foster compliance with the law. All employees are encouraged to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors, designated compliance officers in the Company's hospitals and divisions or the Company's legal department. In addition, employees may report suspected violations to a toll-free telephone hotline, on an anonymous basis if they desire.

         The Company is subject to a complex framework of federal, state and local laws. Although the Company believes that it is in material compliance with such laws, a determination that the Company has violated such laws, or even the public announcement that the Company was being investigated concerning possible violations, could have a material adverse effect on the Company. See "Government Regulation" and "Item 3. Legal Proceedings".

         Operating Strategy for Owned Hospitals

         The Company believes that its management expertise, access to capital, financial and operating systems, national purchasing strength, and educational and training programs will enable the Company's owned hospitals to compete successfully against other hospitals and health care providers. In addition, the Company believes that its experience in working with physicians, hospital owners and managed care plans enhances the ability of its owned hospitals to attract patients and to recruit and retain physicians and other medical personnel, which are critical to the success of any hospital.

         In attempting to improve the financial performance of its owned hospitals, the Company typically takes a number of steps to lower operating costs and enhance revenues. Initiatives include application of purchasing economies, enhancement of payment and accounts receivable practices, implementation of flexible staffing plans, improved length of stay management, and increased focus on resource consumption. The Company also generally seeks to improve the operations of its acquired hospitals by expanding and improving the quality of the services provided by a hospital to make it more attractive to physicians, patients and third-party payors. The Company also recruits additional physicians and markets the hospital's services directly to businesses, governments, managed care organizations and others. In addition, the Company seeks opportunities to form networks or alliances with other health care providers in appropriate markets. These network relationships may be in the form of purchase, joint venture, lease, management or other contracts.

         Acquisition Strategy

         The hospital industry continues to experience consolidation in response to increasing competitive pressure, as well as pressure on payments from government and private payors. Over the past several years, alternative health care delivery systems, such as home health services, inpatient and outpatient rehabilitation facilities, outpatient surgery and emergency and diagnostic centers, have grown substantially, as health care providers, government agencies and private insurance companies have sought means of providing quality health care in a cost efficient manner. Notwithstanding these developments, the Company believes that patients and physicians will continue to rely on acute care hospitals as the primary source of sophisticated health care.

         Continuing cost containment measures imposed by the Medicare and Medicaid programs and by private payors over the past several years have placed economic strains on many hospitals as they have attempted to operate within an increasingly competitive environment. The Company believes that these pressures have caused many acute care hospitals to consider other management and ownership alternatives. Some sponsors of tax-exempt acute care hospitals are reassessing their ability to provide health care as independent providers and are seeking to align themselves with larger health systems. The Company anticipates that such reassessments may lead owners to sell or merge a significant number of hospitals and will create opportunities for the Company to make strategic acquisitions of facilities.

         A significant element of Quorum's strategy is to actively pursue acquisitions of acute care hospitals because it believes that well-positioned, efficiently managed acute care hospitals will continue to be the center of the health care delivery system in the United States. Acquisition candidates will typically be hospitals ranging in size from 100 to 400 beds, that are generally located in markets that will support more than one hospital. The Company's acquisition efforts are directed at identifying hospitals whose financial and operating performance would be enhanced by the Company's management expertise and resources. The Company is primarily interested in medium-sized markets with population bases of between 50,000 and 500,000 people. The Company intends to make acquisitions that will either enhance the Company's position within its existing markets or enable it to enter into new markets consistent with its strategic criteria. The Company's acquisitions of Doctors Hospital of Stark County (Massillon, Ohio), Barberton Citizens Hospital (Barberton, Ohio) and Wesley Health System (Hattiesburg, Mississippi) represent entries into such targeted markets.

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

         In certain cases, local market conditions make it desirable for hospital owners to integrate their operations with physician groups, outpatient centers or other medical service providers in the community. Integration of services can enable providers to respond to payor demands for more cost-effective care through more effective case management and more extensive use of outpatient services. Integration also allows hospitals and physicians to work in closer collaboration to enhance the quality of care and expand available services, in the local market. In two cases, Mary Black Memorial Hospital (Spartanburg, South Carolina) and ParkView Regional Medical Center (Vicksburg, Mississippi), the Company and local physicians have consolidated the operations of the acute care hospital and their respective practices under common ownership.

         Although the Company concentrates its acquisition efforts primarily in medium-sized markets, attractive acquisition opportunities may also arise in other smaller markets. These smaller market hospitals may be in proximity to one of the Company's medium-sized markets or in a separate, independent market. The Company's acquisition of Carolinas Hospital System-Kingstree (Kingstree, South Carolina) and Clinton County Hospital (Frankfort, Indiana) are examples of such smaller market purchases.

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

         Over time, the Company's results of operations are positively affected by acquisitions of acute care hospitals. The Company has completed acquisitions of several acute care hospitals in recent years, and intends to pursue additional acquisitions. There can be no assurance that the Company will be able to realize expected operating and economic efficiencies from its recent acquisitions or from any future acquisitions. In addition, there can be no assurance that the Company will be able to locate suitable acquisition candidates in the future, consummate acquisitions on favorable terms or successfully integrate newly acquired businesses and facilities with the Company's operations. In particular, some not-for-profit hospitals may be unwilling to consider selling to a for-profit purchaser. Additionally, sales of not-for-profit hospitals to for-profit buyers are coming under increasing scrutiny by state attorneys general in a number of states. Such reviews could result in lengthening the time required to complete acquisitions, and could make not-for-profit hospitals less willing to sell to for-profit buyers. The Company has not experienced negative effects from such reviews in prior acquisitions.

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

OWNED HOSPITALS

         Acquisitions

         The Company acquired its first acute care hospital in fiscal 1991. The Company acquired three facilities in fiscal 1992 (one of which has been divested), eleven facilities in fiscal 1994 (ten of which were acquired in a single transaction of which five have been divested and two exchanged for two other hospitals), three facilities in fiscal 1995, two facilities in fiscal 1996, and five facilities during fiscal 1997. In September 1997, the Company acquired Methodist Hospital, a 211-bed acute care hospital in Hattiesburg, Mississippi. As of September 15, 1997, the Company owned and operated twenty hospitals. Of the Company's owned hospitals, seventeen are located in smaller or medium-sized markets and three are located in the larger markets of Columbus, Ohio; Las Vegas, Nevada; and Omaha, Nebraska. The Company has agreed to sell Midlands Hospital (Omaha, Nebraska), and expects the sale will be completed in the fall of 1997.

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

         The following table sets forth certain information with respect to each of the Company's owned hospitals as of June 30, 1997.

                                                 LICENSED       BEDS IN          DATE OF
HOSPITAL AND LOCATION                            BEDS(1)        SERVICE(2)       ACQUISITION
---------------------                            -------        ----------       -----------
ParkView Regional Medical Center                 231            193              November 1990
       Vicksburg, Mississippi(3)
Park Medical Center                              404            165              February 1992
       Columbus, Ohio
Flowers Hospital                                 400            400              June 1992
       Dothan, Alabama
Desert Springs Hospital                          241            241              October 1993
       Las Vegas, Nevada
Macon Northside Hospital                         103            103              October 1993
       Macon, Georgia
Middle Georgia Hospital                          119            119              October 1993
       Macon, Georgia
Gadsden Regional Medical Center                  346            257              December 1993
       Gadsden, Alabama
Abilene Regional Medical Center                  160            160              May 1994
       Abilene, Texas
Medical Center Enterprise                        135            117              May 1994
       Enterprise, Alabama
Midlands Community Hospital                      208            160              August 1994
       Papillion, Nebraska
Carolinas Hospital System                        424            380              February 1995
       Florence, South Carolina
Carolinas Hospital System -- Lake City(4)         48             40              June 1995
       Lake City, South Carolina
Lutheran Hospital of Indiana                     377            357              August 1995
       Fort Wayne, Indiana
Jacksonville Hospital                             89             56              June 1996
       Jacksonville, Alabama

Mary Black Memorial Hospital                     229            193              July 1996
       Spartanburg, South Carolina (5)
Carolinas Hospital System -- Kingstree (4)        78             40              August 1996
       Kingstree, South Carolina
Doctors Hospital of Stark County                 162            162              November 1996
       Massillon, Ohio (6)
Barberton Citizens Hospital                      363            285              December 1996
       Barberton, Ohio (6)
Clinton County Hospital                           88             53              June 1997
       Frankfort, Indiana (4)

       (1) Licensed beds are the number of beds for which a facility has been licensed by the appropriate state agency regardless of whether the beds are actually available for patient use.

       (2) Beds in service are the number of beds that are readily available for patient use.

       (3) Owned by a corporation in which a Quorum subsidiary owns a 68% interest and is the manager.

       (4) Held pursuant to operating leases, each of which has an initial term of ten years and two renewal options of five years each, except Clinton County Hospital which provides for two renewal options of ten years each.

       (5) Owned by a limited liability company in which a Quorum subsidiary owns an 89% interest and is the managing partner.

       (6) Owned by limited liability companies in which Quorum subsidiaries own a 95% interest and are the managing members.

       Selected Operating Statistics

              The following table sets forth certain operating statistics for the Company's owned hospitals for each of the years presented. The statistics for the year ended June 30, 1997 include a full year of operations for fifteen hospitals and partial periods for four hospitals acquired during such year. The statistics for the year ended June 30, 1996 include a full year of operations for twelve hospitals and partial periods for two hospitals acquired and one hospital divested during such year. The statistics for the year ended June 30, 1995 include a full year of operations for ten hospitals and partial periods for three hospitals acquired during such year. The results for the year ended June 30, 1994 include a full year of operations for four hospitals and partial periods for nine hospitals acquired, three of which were divested or exchanged during such year. The results for the year ended June 30, 1993 include a full year of operations for all four of the hospitals owned by the Company in that period.

                                                                     YEAR ENDED JUNE 30
                                                                     ------------------
                                                  1997             1996           1995           1994            1993
                                                  ----             ----           ----           ----            ----
Number of hospitals(1)                              19                14             13             10               4
Licensed beds(1)(2)                              4,205             3,281          2,909          2,229           1,041
Beds in service(1)(3)                            3,481             2,691          2,368          1,796             705
Admissions(4)                                  119,551            94,872         73,338         55,522          26,331
Average length of stay (days)                      5.6               5.8            6.2            6.0             6.4
Patient days(5)                                666,353           548,772        451,501        335,807         169,669
Adjusted patient days(6)                     1,046,657           830,955        665,657        480,098         254,349
Occupancy rate (licensed beds)(7)                46.8%             46.2%          47.6%          47.6%           44.7%
Occupancy rate (beds
    in service)(8)                               56.5%             56.2%          58.9%          61.5%           65.5%

Gross inpatient revenue
    (in thousands)                         $1,447,771        $1,115,363       $888,811       $622,037        $239,848
Gross outpatient revenue
    (in thousands)                           $826,279         $ 573,529       $421,582       $267,278        $119,706

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


              Sources of Revenue

              The sources of the Company's owned hospital revenues are charges related to the services provided by the hospitals and their staffs, such as radiology, operating room, pharmacy, physiotherapy and laboratory procedures, and basic charges for the hospital room and related services such as general nursing care, meals, maintenance and housekeeping. The Company's hospitals receive payments for health care services from (i) the federal Medicare program, (ii) state Medicaid programs, (iii) private health care insurance carriers, HMOs, PPOs and other managed care programs, and self-insured employers, (iv) the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), and (v) patients directly.

              The following table sets forth the percentage of gross revenue (revenue before deducting contractual adjustments, policy and charity discounts) of the Company's owned hospitals from Medicare, Medicaid and other sources for the periods indicated. The data for the periods presented are not strictly comparable due to the significant effect that acquisitions have had on the Company. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition".

                                                  YEAR ENDED JUNE 30
                                                  ------------------
                                            1997          1996       1995
                                            ----          ----       ----
                 Medicare                   47.5%         48.5%      49.8%
                 Medicaid                    7.6%          7.5        7.4
                 Other sources              44.9%         44.0       42.8
                                            -----         ----       ----
                          Total            100.0%        100.0%     100.0%
                                           ======        ======     ======

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

              The gross revenues of each of the Company's owned hospitals are affected by a number of factors. Among these are inpatient occupancy levels, the type of ancillary services and therapy programs ordered by physicians for their hospital patients, the volume of outpatient procedures and the charges for the services provided by the hospital. Payment rates for inpatient routine services vary significantly depending on the type of service (e.g., acute care, intensive care or psychiatric) and the geographic location of the hospital. The Company has experienced an increase in the percentage of patient revenues attributable to outpatient services in recent years. This increase is primarily the result of advances in technology (which allow more services to be provided on an outpatient basis); increased pressures from Medicare, Medicaid, HMOs, PPOs and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis and the integration of physician practices into certain of the Company's hospitals. The Company's experience with respect to increased outpatient volume mirrors the trend in the hospital industry.

              All of the Company's hospitals (as do most acute care hospitals) derive a substantial portion of their revenue from the Medicare and Medicaid programs, which pay participating health care providers for covered services rendered and items furnished to qualified beneficiaries. Both of these are governmental programs which are heavily regulated and use complex methods for determining payments to providers. These programs are subject to frequent changes which in recent years have reduced, and in future years are expected to continue to reduce, payments to hospitals. In light of its hospitals' high percentage of Medicare and Medicaid patients, the Company's ability in the future to operate its business successfully will depend in large measure on its ability to adapt to changes in these programs. See "Government Payment Programs".

              In addition, private payors, especially managed care payors, are also attempting to reduce payments to hospitals by demanding discounted fee structures or per diem payment rates, instituting prospective payment or DRG-based systems or, in some cases, requiring the assumption by health care providers of all or a portion of the financial risk through prepaid capitation arrangements. To the extent such efforts are successful, and to the extent that private payors fail to pay amounts which are adequate to cover the costs of providing services to their beneficiaries, such efforts may have a negative impact on the results of operations of the Company's hospitals.


       MANAGEMENT SERVICES

              The Company's management services business consists of managing hospitals owned by others under management contracts. In addition, the Company offers a variety of operational and strategic consulting services and related educational and management programs to meet the specific needs of hospitals that may or may not be part of the Company's contract management program. The Company attempts to focus such consulting services on health care providers located in identified strategic markets. During fiscal 1997, fees received by the Company's management services business accounted for approximately 10% of the Company's net operating revenues.

              With 241 managed hospitals as of June 30, 1997, the Company is the largest provider of management services to acute care hospitals in the United States. Based on industry data published in 1997, the second and third ranked contract management organizations managed 52 and 22 hospitals, respectively. The Company believes that its industry reputation and leading market position provide a competitive advantage in seeking additional management contracts.

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

              The Company's hospital management team is supported by the Company's regional and corporate management staff, which has broad experience in managing hospitals of all sizes in diverse markets throughout the United States. Such locations also afford the Company a significant marketing advantage in responding to new business opportunities because the Company's staff is knowledgeable of the economic, demographic and regulatory factors affecting local markets. See "Competition".

              The Company's hospital management contracts generally provide for a term of three to five years. As of the end of each of the last two fiscal years of the Company, the rate of attrition for the management contracts at the commencement of such period has averaged approximately 7.5% per year. Over the same period, the Company has generally been able to offset the effects of such attrition by obtaining additional management contracts and increasing revenue from other sources.

              The Company believes that, generally, the fees paid under its management contracts are not directly affected by hospital industry trends. Management contract fees are based on amounts agreed upon by the Company and the hospital's governing board and are usually not based on census levels, payment programs, revenue of the hospital or other variables. As the agent of the hospital's governing board, the Company is not directly responsible for hospital licensure, liability coverage or capital expenditures or for other functions normally the responsibility of the governing board. The Company is not obligated to fund and is not responsible for paying any hospital expenses. In providing its management services, the Company is not considered a health care provider for regulatory purposes. See "Government Regulation".

       GOVERNMENT PAYMENT PROGRAMS

              The federal government provides two major health care programs:
       (1) the Medicare program for the elderly and disabled, and (2) the Medicaid program for the poor. Medicare is the health insurance component of Social Security, while Medicaid is a program that differs considerably from state to state.

              Most hospitals, including the Company's owned hospitals, derive a substantial portion of their revenue from the Medicare and Medicaid programs. Both programs were enacted in 1965 and were to pay participating hospitals for providing covered services to beneficiaries. Legislative action and related regulations during the past thirty years have resulted in significant changes in the way these programs pay hospitals for services provided. In recent years most of these changes have reduced payments to hospitals.

              Medicare

              Medicare is a federal health insurance program primarily designed for individuals entitled to Social Security who are age 65 or older. The Medicare program consists of Part A and Part B. Part A covers inpatient hospital services and services furnished by certain others, such as nursing homes and home health agencies. Part B covers the services of doctors, suppliers of medical items and outpatient hospital services. The Health Care Financing Administration ("HCFA") administers the Medicare program through local intermediaries and carriers.

              In 1983, Congress adopted a prospective payment system ("PPS") for most Medicare routine and ancillary inpatient hospital operating costs. Under this system, hospital discharges are classified into 495 diagnosis related group categories (known as "DRG's"), which categorize illnesses and injuries according to estimated intensity of hospital resources necessary to furnish care. A hospital's DRG payment is determined by multiplying a standard federal rate by the weight assigned to the applicable DRG. Additional add-on payments are made for: (1) hospital stays that are extremely costly (called outliers), (2) treating a large number of indigent patients (called disproportionate share), and (3) the added cost incurred as a result of residency training (called indirect medical education).

              There are two standard federal rates: one for large metropolitan areas (population over one million) and one for all other areas. The applicable rate is adjusted by a local "wage index", as provided by HCFA, prior to being multiplied by the applicable DRG weight. At the beginning of PPS, Congress intended to increase these standard amounts for increases in the cost of the mix of goods and services used to provide hospital care (the "Market Basket"). In practice, the DRG rate increases have seldom matched increases in the Market Basket. In the current Federal fiscal year ("FY") 1997, hospitals received an effective DRG rate increase equal to Market Basket minus .7%.

              The Balanced Budget Act of 1997 (the "Budget Act") provides for a freeze in DRG rates through September 30, 1998. Over the following four Federal fiscal years, the Budget Act calls for increases in DRG rates equal to the Market Basket minus 1.9%, 1.8%, 1.1% and 1.1%, respectively. The Company cannot predict how the Budget Act will affect the profitability of its health care facilities. See "Owned Hospitals-Sources of Revenue".

              Medicare makes separate payments to hospitals for capital costs, and since FY 1992 these payments have also been made on a PPS basis. Capital related costs generally include depreciation, capital interest, lease and rental expense, property taxes and insurance related to the plant and equipment. Under this system hospitals are to transition to a standard federal rate for capital over a ten year period. The standard federal rate for capital is used much like the standard DRG rate described above in that the federal rate is multiplied by the DRG weight to arrive at a predetermined payment. Hospitals whose cost was less than the "base year" federal rate, transition up to the federal rate over a ten year period. Hospitals whose cost was over the "base year" federal rate, transition down to the federal rate over a ten year period. The latter hospitals can transition to 100% of the federal rate sooner, if they so chose. The Budget Act provides for Medicare capital rates to be reduced in the aggregate by approximately 15.3% beginning in FY 1998. Approximately 90% of this reduction represents a permanent decrease in the capital payment rates.

              The Budget Act also eliminates the "formula driven overpayment" (the "FDO") for services rendered on and after October 1, 1997. The FDO represents payments for outpatient services which were greater than those anticipated when Medicare changed the payment methodology for such services. The Budget Act also made numerous changes to the payment formulas for other parts of the Medicare program in such areas as "disproportionate share" and "bad debt" payments and payments for skilled nursing services, psychiatric and rehabilitation units in acute care hospitals, and home health agencies.

              In general, the Company anticipates that all of the changes resulting from the Budget Act as described above will result in lower payments from the Medicare program. The Budget Act projects that Medicare spending will be reduced by $116 billion over the next five years as part of an effort to balance the Federal budget by 2002. A substantial portion of this is achieved by reduced payments to hospitals.

              Additional spending reductions may be required to balance the Federal budget, some of which may come from the Medicare program. Furthermore, reductions in Medicare spending, or other changes to the program, may be required to maintain the solvency of the Medicare program or the Social Security system as a whole. While the Company expects further reductions in Medicare payments, it cannot predict the timing, magnitude or effect of such reductions.

              Medicaid

              Medicaid funding is shared between the state and the federal government. On the average, Medicaid funding is split evenly between the state and the Federal government with the Federal government "matching" state spending. Although each state must meet federal guidelines, the states have wide latitude as it pertains to additional individuals covered and additional benefits provided. Hospital payment methodologies vary from state to state but most pay for inpatient services based on DRGs and outpatient services based on a fee schedule. Generally, Medicaid payment is less than the cost of providing the services.

              States receive a significant amount of funding from the Federal government to make payments to hospitals treating a large number of Medicaid and indigent or low income patients. States vary in how they distribute these funds. The Budget Act calls for a reduction of approximately $12 billion in these payments over a five year period. The federal government and the states continue to look for ways to reduce, or limit increases in, Medicaid spending. The Company cannot predict what actions the federal government or the states may take, and therefore is unable to predict the impact on the Company of changes to the Medicaid program. See "Owned Hospitals-Sources of Revenue" and "Government Payment Programs-Medicare".

              Cost Reports

              The Company's facilities are required to file cost reports annually with Medicare and Medicaid. These reports are subject to audit and often require several years before a final settlement is reached. Preparation of cost reports is subject to complex regulations, administrative rulings and fiscal intermediary interpretations, all of which change frequently. Management believes adequate provision has been made in its financial statements for any retroactive adjustment resulting from such final settlement. Until final settlement, however, significant issues remain unresolved and previously determined allowances could be more or less than ultimately required. See "Government Regulation-False Claims."

       GOVERNMENT REGULATION

              The health care industry is subject to extensive governmental regulation at the federal, state and local levels. These laws and regulations require that hospitals meet various detailed standards relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, utilization, rate setting, compliance with building codes and environmental protection laws, and numerous other matters. There are also extensive and complex regulations governing a hospital's participation in government programs such as Medicare and Medicaid. Failure to comply with applicable laws and regulations can expose the Company to criminal penalties and civil sanctions, and jeopardize a hospital's licensure, ability to participate in the Medicare and Medicaid and other government programs and ability to operate as a hospital.

              In recent years there has been increased scrutiny of the health care industry, in part due to escalating health care costs, particularly in the Medicare program, and increasing concern over the Federal budget deficit. The federal government and a number of states are rapidly increasing the resources devoted to investigating allegations of fraud and abuse in the Medicare and Medicaid programs. At the same time, regulatory and law enforcement authorities are taking an increasingly strict view of the requirements imposed on providers by the Social Security Act and Medicare and Medicaid regulations.

              False Claims

              The Social Security Act imposes criminal and civil penalties for willfully making false claims to Medicare and Medicaid for services not rendered or for misrepresenting actual services rendered in order to obtain higher payment. Careful and accurate coding and billing of claims for payment is required in order to avoid liability under the federal false claims statute. At the same time, the complexity of the regulations, the dependence of hospitals on physician documentation of medical records and the subjective judgment involved make accurate billing difficult. Violation of the federal false claims statute may subject a hospital to treble damages, fines of up to $10,000 per false claim and exclusion from the Medicare and Medicaid programs. See "Government Payment Programs-Cost Reports".

              Federal and State Fraud and Abuse and Anti-Referral Laws

              The Social Security Act also prohibits offering, paying, soliciting or receiving renumeration intended to induce referrals of patients whose care is paid for by the Medicare or Medicaid programs. Thus, financial arrangements between hospitals and persons, such as physicians, who are in a position to refer patients or induce the acquisition of any goods or services paid for by the Medicare or Medicaid programs, must comply with the "fraud and abuse" anti-kickback provisions of the Social Security Act (the "Antifraud Amendments"). In addition to felony criminal penalties (fines of up to $25,000 and imprisonment for up to five years per referral), the Social Security Act establishes civil monetary penalties and the sanction of excluding violators from Medicare and Medicaid participation.

              The Antifraud Amendments have been interpreted broadly by the federal regulators and the courts to prohibit the intentional payment of anything of value if even one purpose of the payment is to influence the referral of Medicare or Medicaid business. Many commonplace commercial arrangements between hospitals and physicians could be considered by the government to violate this broad interpretation of the Antifraud Amendments. Many states have also passed laws similar to the Antifraud Amendments, which apply regardless of the source of payment.

              Self-Referral Prohibitions

              Portions of the Budget Reconciliation Act of 1993 (the "1993 Act")also affect providers who receive payments under the Medicare and Medicaid programs. One of the provisions of the 1993 Act is known as "Stark II", and is an expansion of the previous prohibition on self-referral by physicians. "Stark I" prohibited physicians from referring their Medicare patients to any clinical laboratory in which they or any member of their immediate family had a financial interest. "Stark II" expanded the prohibited patient base to both Medicare and Medicaid patients, and expanded the prohibited health care service from clinical laboratories to add a number of "designated health care services", including home health and inpatient and outpatient hospital services. There are certain exceptions in the 1993 Act for, among other things, prepaid health plans and ownership by a referring physician of an investment interest in an entire hospital, as opposed to ownership of a subdivision or department of a hospital. Currently, physicians hold ownership interests in two of the Company's hospitals. To date, no regulations have been promulgated interpreting "Stark II". Sanctions for violating "Stark I" or "Stark II" include civil money penalties up to $15,000 per prohibited service provided, assessments equal to 200% of the dollar value on each such service provided and exclusion from the Medicare and Medicaid programs. In addition to the federal prohibition, many states have enacted similar anti-self-referral statutes applicable to all patient referrals, including private pay patients, as well as Medicare and Medicaid patients.

              Although the Company exercises care in an effort to conduct its business in compliance with all applicable laws and to structure its arrangements with health care providers to comply with the Antifraud Amendments and Stark I and II, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company. The Company could be materially adversely affected if it were to be found in violation of the false claims act, the Antifraud Amendments or "Stark I/Stark II". See "Business Strategy-The Quorum Business Ethics Program" and "Item 3. Legal Proceedings".

              Health Insurance Portability and Accountability Act of 1996

              The Health Insurance Portability and Accountability Act of 1996 ("HIPPA") became law in August 1996. The new law includes a number of amendments or supplements to the Antifraud Amendments. It also contains provisions relating to portability of health insurance coverage and limitations on preexisting condition exclusions. Most of the provisions of HIPPA became effective January 1, 1997.

              HIPPA is intended to enhance federal health care law enforcement by creating and funding three new health care fraud and abuse enforcement programs: The Fraud and Abuse Control Program, The Medicare Integrity Program and the Beneficiary Incentive Program. The Fraud and Abuse Control Program calls for the coordination of federal, state and local authorities to control fraud and abuse with respect to not only Medicare and Medicaid but, for the first time, with respect to private health insurance plans as well. The Medicare Integrity Program directs the Department of Health and Human Services ("HHS") to enter into separate contracts with private entities to carry out certain fraud and abuse detection activities.

              Through the Beneficiary Incentive Program, HIPPA authorizes the Secretary of HHS to provide payments to individuals who (i) report information leading to the imposition of civil monetary penalties under the fraud and abuse laws or (ii) make suggestions that result in Medicare and Medicaid program savings. Under HIPPA, health care fraud, now defined as knowingly and willfully executing or attempting to execute a "scheme or device" to defraud any health care benefit program, is made a federal criminal offense. In addition, for the first time, federal enforcement officials will have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the investor, officer or employee had no knowledge of the fraud. HIPPA also establishes a new violation for the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. HIPPA also required HHS to establish a national health care fraud and abuse data collection program. This program will collect reports of final adverse actions (including civil, criminal, license and certification sanctions and any other publicly available negative findings) against health care providers, suppliers or licensed practitioners. Governmental agencies and private plans will both report and have access to the information collected by the program. Also, HIPAA requires the Secretary of HHS to issue advisory opinions with respect to whether particular transactions violate the Medicare and Medicaid anti-kickback laws.

              Certificate of Need Laws

              State certificate of need laws, which vary from state to state, may place limitations on a hospital's ability to expand services, add new equipment, or construct new facilities. However, the Company has not experienced, and does not expect to experience, any material adverse effects from state certificate of need requirements or from the imposition, elimination or relaxation of such requirements. See "Competition".

              Hospital Licensing

              Hospitals are subject to periodic inspection by federal, state and local authorities in order to determine their compliance with applicable regulations and standards. Such compliance must be demonstrated to maintain licensure and to participate as a certified health care provider in the Medicare and Medicaid programs. All of the Company's owned hospitals are licensed under appropriate state laws and are certified to participate in the Medicare program. In addition, it is a policy of the Company that all its owned hospitals apply for accreditation by the appropriate accreditation body, such as the Joint Commission on Accreditation of Healthcare Organizations or the American Osteopathic Association. All of the Company's owned hospitals are so accredited with the exception of Carolinas Hospital Systems-Lake City and -Kingstree, which are in the process of applying for accreditation in early 1998. Accreditation indicates that a hospital meets certain minimum standards and generally satisfies the applicable health and administrative standards for Medicare certification, although accreditation is not required to obtain Medicare certification.

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

       COMPETITION

              Owned Hospitals

              The hospital industry is highly competitive. Moreover, competition among hospitals and other health care providers for patients and physicians has intensified in recent years as hospital occupancy rates have declined in the United States as a result of cost containment pressures from both government and private payors, changing technology, changes in government regulation, changes in practice patterns (e.g., shifting from inpatient to outpatient treatments) and other factors. These changes have led to significant unused inpatient hospital capacity. New competitive strategies of hospitals and other health care providers place increasing emphasis on the use of alternative health care delivery systems (such as home health services, outpatient surgery and emergency and diagnostic centers) that eliminate or reduce lengths of hospital stays. In some cases, these strategies include the use of larger regional facilities that employ equipment and services more specialized than those available at the Company's owned hospitals. The Company expects that these competitive trends will continue, and may intensify.

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

              The competitive position of a hospital may also be affected by its ability to negotiate service contracts with managed care organizations, including HMOs and PPOs, and employees. These organizations attempt to direct and control the use of hospital services through managed care programs and discounts from established charges. The Company's owned hospitals are generally located in less developed managed care markets, but all currently have contracts with HMOs and PPOs.

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

              The Company believes that its hospitals compete within local markets on the basis of many factors, including the quality of care, ability to attract and retain qualified physicians, location, breadth of services and technology offered and prices charged. The Company's competition ranges from large multi-facility companies to small single-hospital owners and may be investor-owned or non-profit. The Company's hospitals must also compete with the services available at outpatient surgery and diagnostic centers, physicians' offices and other alternative delivery sites.

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

              With the exception of Texas and Indiana, each of the states in which the Company owns hospitals has certificate of need requirements, and the Company may acquire hospitals in other states having such requirements. The Company has not experienced, and does not expect to experience, any material adverse effects from state certificate of need requirements or from the imposition, elimination or relaxation of such requirements. See "Government Regulation".

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

       NATIONAL PURCHASING CONTRACTS

              As a result of its management and consulting contracts with hospitals throughout the United States, the Company has many opportunities to provide a wide range of national purchasing arrangements with various vendors of medical supplies, equipment, pharmaceuticals and certain services. The collective buying power of the Company's managed hospitals has allowed many of such hospitals to benefit from these arrangements through volume discounts, rebates and other cost savings. The Company's owned hospitals also benefit from similar savings. In some cases the Company has the opportunity to earn administrative fees from vendors in return for the Company's group purchasing activities. The Company annually notifies each managed hospital of any administrative fees the Company receives under its purchasing contracts as a result of the hospital's purchases.

              During fiscal 1996, the Company entered into a five-year purchasing alliance with Premier, Inc. ("Premier"), formerly APS Health-care Systems, a for-profit corporation which provides group purchasing and other services to its clients. The purchasing alliance combines the purchasing power of the Company's owned and managed facilities with the purchasing power of the more than 1,700 hospitals affiliated with the Premier program. The increased purchasing power has created opportunities for reductions in the prices of hospital supplies, equipment, and pharmaceuticals to the Company's hospitals. Under the Premier purchasing alliance, the Company has agreed to use Premier as its exclusive national group purchasing organization. The Company received $6.9 million in administrative fees from Premier with respect to calendar year 1996 supply purchases. Pursuant to an amendment entered into in June 1997, Premier has agreed to pay the Company an annual administrative fee of $6.4 million if the amount paid by the Company's owned and managed hospitals for products purchased through the purchasing alliance satisfies a minimum threshold. The minimum threshold is $400 million for 1997 and escalates 10% annually. The administrative fee is adjusted proportionately for purchases above or below the threshold.

       EMPLOYEES AND PHYSICIANS

              As of June 30, 1997, the Company's owned facilities employed approximately 17,000 employees. As of such date, the Company had 118 employees on its corporate staff and approximately 817 employees providing hospital management and consulting services. The Company's employees are not represented by any labor union, with the exception of approximately 360 registered nurses at Desert Springs Hospital and approximately 215 employees at Barberton Citizens Hospital who are covered by union contracts. The Company believes that its relations with its employees are generally good.

              Physicians on the medical staffs of the Company's hospitals are generally not employees of the Company, however, a small number of physicians, have been historically employed by, or have contracted with, the Company primarily to staff emergency rooms, to provide certain ancillary services and to serve in administrative capacities, such as directors of special services. Recently, the Company also has employed physicians, primarily primary care physicians, in selected markets. In addition, physicians are employees of the entities formed by the consolidations of two of the Company's hospitals with physician practices in their respective markets.

              Members of the medical staffs of the Company's hospitals often also are members of the medical staffs of hospitals not owned by the Company and each may terminate his or her affiliation with a Company hospital at any time. Generally, a patient is admitted to a hospital only at the request of a member of the hospital's medical staff. Medical staff members, including physicians employed by the Company, have sole discretion over where to admit their patients.

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

              The Company's management contracts also usually provide for the indemnification of the Company by the hospital against claims that arise out of the hospital's activities. The indemnification provisions help protect the Company against claims not covered by insurance, such as some medical staff antitrust claims and employment-related claims.

              Although the majority of the Company's management contracts contain the Company's standard insurance and indemnification provisions, a small portion do not, for various reasons. In some states, state law limits a public hospital's ability to indemnify a private company. In those cases, the Company attempts to negotiate for the maximum protection permitted by law. In other states, public hospitals still enjoy total or partial sovereign immunity and, as a result, do not purchase insurance except to the extent of their limited liability. Although the Company and its insurer treats the hospitals' insurance and indemnification obligations as the Company's primary coverage, the Company also maintains its own insurance as secondary coverage.

       ITEM 2.    PROPERTIES

              The Company currently leases office space in two buildings located in Brentwood, Tennessee, for its principal corporate offices. The space is leased for a term of ten years, to expire in 2005. The field offices of Quorum Health Resources, Inc. are also leased, with terms ranging from one to five years. For a description of the Company's owned hospital properties, see "Item 1. Business-Owned Hospitals". The Company believes that its properties are adequate for its business requirements.

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

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.


                                     PART II


       ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

              The Company's Common Stock became listed on the Nasdaq Stock Market National Market ("Nasdaq") under the symbol "QHGI" on May 26, 1994. On September 22, 1997, the last reported sales price of the Common Stock on Nasdaq was $24.13.

       As of June 30, 1997, the Company had approximately 1,923 holders of record and the Company estimated an additional 3,500 beneficial owners. The following table shows the high and low bid information for the Common Stock as reported by Nasdaq for each quarter of the fiscal year ended June 30, 1997 and June 30, 1996 (adjusted for the effect of a 3 for 2 stock dividend paid on or about September 16, 1997):

                 1996                       HIGH               LOW
                 ----                       ----               ---
                 First Quarter              16                 13 1/4
                 Second Quarter             15 5/64            13 11/64
                 Third Quarter              19 11/64           14 1/2
                 Fourth Quarter             18 21/64           15 43/64

                 1997                       HIGH               LOW
                 ----                       ----               ---
                 First Quarter              17 53/64           15 1/4
                 Second Quarter             19 53/64           16 21/64
                 Third Quarter              23                 18 53/64
                 Fourth Quarter             25 59/64           19 53/64

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

                            QUORUM HEALTH GROUP, INC.
                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED JUNE 30
                                                                            ------------------
                                              1997               1996               1995            1994             1993
                                              ----               ----               ----            ----             ----
SUMMARY OF OPERATIONS(1)

Net operating revenue                     $1,413,946          $1,098,547         $850,167        $641,040         $343,132

Operating expenses                         1,153,031             890,203          693,859         524,962          286,873

Depreciation and amortization                 75,134              55,901           37,566          28,153           14,809

Interest expense                              45,601              36,568           22,209          25,066           13,954

Minority interest                                741                 109            1,046           1,035            1,174

Net gain on sale of assets                        --                 787               --              --               --

Income before income taxes and
          extraordinary item                 139,439             116,553           95,487          61,824           26,322

Provision for income taxes                    55,357              47,321           39,532          25,610           10,432

Income before extraordinary item              84,082              69,232           55,955          36,214           15,890

Per common share:
         Income before extraordinary item --    1.11                0.93             0.76            0.64             0.33
         primary

         Income before extraordinary item --    1.11                0.93             0.76            0.60             0.31
         fully diluted

Cash dividends declared                            0                   0                0               0                0


FINANCIAL POSITION AT YEAR END(1)

Total assets                               1,278,991          $1,020,561         $773,502        $625,802         $275,037

Long-term debt excluding
         current maturities                  519,940             430,877          287,364         225,444          138,765

Stockholders' equity                         518,115             431,864          356,389         294,053           79,561

--------------------

(1) The Company's financial statements for the years presented are not strictly comparable due to the significant effect that acquisitions and divestitures have had on such statements. Per share amounts are adjusted to reflect a 3 for 2 stock dividend paid on or about September 16, 1997. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition".

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       IMPACT OF ACQUISITIONS

              The Company was formed in July 1989 to acquire a hospital contract management business. During fiscal 1997, the Company acquired five hospitals and affiliated health care entities. The Company also sold a minority interest in an acute care hospital in Papillon, Nebraska and agreed to sell its remaining interest in fiscal 1998. During fiscal 1996, the Company acquired two hospitals and affiliated health care entities and sold one hospital and a minority interest in another hospital. During fiscal 1995, the Company acquired three hospitals and affiliated health care entities.

              Because of the financial impact of the Company's recent acquisitions and divestitures, it is difficult to make meaningful comparisons between the Company's financial statements for the fiscal years presented. In addition, due to the current number of owned hospitals, each additional hospital acquisition can significantly affect the overall operating margin of the Company. During a one to three year transition period after the acquisition of a hospital, the Company has typically taken a number of steps to lower operating costs. The impact of such actions can be partially offset by cost increases to expand the hospital's services, strengthen its medical staff and improve its market position. The benefits of these investments and of other activities to improve operating margins may not occur immediately. Consequently, the financial performance of an acquired hospital may adversely affect overall operating margins in the near-term. As the Company makes additional hospital acquisitions, the Company expects that this effect will be mitigated by the expanded financial base of existing hospitals.

       RESULTS OF OPERATIONS

              The table below reflects the percentage of net operating revenue represented by various categories in the Consolidated Statements of Income and the percentage change in the related dollar amounts. The results of operations for the year ended June 30, 1997 include a full year of operations for fifteen hospitals and partial periods for four hospitals acquired during the year. The results of operations for the year ended June 30, 1996 include a full year of operations for twelve hospitals and partial periods for two hospitals acquired and one hospital divested during the year. The results of operations for the year ended June 30, 1995 include a full year of operations for ten hospitals and partial periods for three hospitals acquired during the year.

                                                                                    Percentage
                                                                                     Increase
                                                                                  (Decrease) of
                                                                                  Dollar Amounts
                                                                                  --------------
                                                                                1997          1996
                                                    Fiscal Year                  vs.           vs.
                                            1997        1996       1995         1996          1995
                                            ----        ----       ----         ----          ----
Net operating revenue                      100.0%      100.0%      100.0%       28.7%         29.2%
Operating expenses (1)                      81.5        81.0        81.6        29.5          28.3
                                           -----       -----       -----       -----         -----
EBITDA (2)                                  18.5        19.0        18.4        25.2          33.8
Depreciation and amortization                5.3         5.1         4.5        34.4          48.8
Interest                                     3.2         3.3         2.6        24.7          64.7
Minority interest                            0.1         0.0         0.1       579.8         (89.6)
                                           -----       -----       -----       -----         -----
Income before income taxes
 and extraordinary item                      9.9        10.6        11.2        19.6          22.1
Provision for income taxes                   3.9         4.3         4.6        17.0          19.7
                                           -----       -----       -----       -----         -----
Income before extraordinary item             6.0         6.3         6.6        21.4          23.7
Extraordinary charges                         .6          --          --       100.0            --
                                           -----       -----       -----       -----         -----
Net income                                   5.4%        6.3%       6.6%         9.6%         23.7%
                                           =====       =====       =====       =====         ======

--------------------

(1) Operating expenses represent expenses before interest, minority interest, income taxes, depreciation and amortization expense.

(2) EBITDA represents earnings before interest, minority interest, income taxes, depreciation and amortization expense, net gain on sale of assets and extraordinary charges. The Company has included EBITDA data because such data is used by certain investors to measure a company's ability to service debt. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

Fiscal 1997 Compared to Fiscal 1996

       The Company's net operating revenue was $1,413.9 million in fiscal 1997, compared to $1,098.5 million in fiscal 1996, an increase of $315.4 million or 29%. This increase was attributable to, among other things, five hospital acquisitions, a full year of revenue from two hospitals acquired during fiscal 1996, a 10% increase in revenue generated by hospitals owned during both periods (calculated by comparing the same periods in both fiscal periods for hospitals owned for one year or more) and a 3% increase in management services revenue.

       Operating expenses as a percent of net operating revenue increased to 81.5% in fiscal 1997 from 81.0% for fiscal 1996 which was primarily attributable to the fiscal 1997 acquisitions of owned hospitals. Operating expenses as a percent of net operating revenue for the Company's owned hospitals increased to 82.0% in fiscal 1997 from 81.7% for fiscal 1996. For the Company's hospitals owned during both periods, operating expenses as a percent of net operating revenue decreased to 80.8% in fiscal 1997 from 81.5% for fiscal 1996 which was primarily attributable to a reduction in salaries and benefits, fees and supplies expense as a percent of net operating revenue.

       EBITDA as a percent of net operating revenue was 18.5% in fiscal 1997 compared to 19.0% in fiscal 1996. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 18.0% in fiscal 1997 compared to 18.3% in fiscal 1996. EBITDA as a percent of net operating revenue for the Company's hospitals owned during both periods was 19.2% in fiscal 1997 compared to 18.5% in fiscal 1996. EBITDA as a percent of net operating revenue for the Company's management services business was 22.7% in fiscal 1997 compared to 23.9% in fiscal 1996.

       Depreciation and amortization expense as a percent of net operating revenue increased to 5.3% in fiscal 1997 from 5.1% in fiscal 1996 primarily due to the fiscal 1996 and 1997 acquisitions and the Company's investment in management information systems. Interest expense as a percent of net operating revenue decreased to 3.2% in fiscal 1997 from 3.3% in fiscal 1996 due to the replacement of subordinated debt with bank debt (as discussed below), a reduction in interest rates and repayments of bank debt with cash flow generated from operations. The provision for income taxes as a percent of net operating revenue decreased to 3.9% in fiscal 1997 from 4.3% in fiscal 1996 primarily attributable to a lower effective tax rate and a relative change in pretax income.

       Income before extraordinary item as a percent of net operating revenue was 6.0% in fiscal 1997 compared to 6.3% in fiscal 1996. This decrease was primarily attributable to the fiscal 1997 acquisitions and was partially offset by the increased profitability of the Company's hospitals owned during both periods, as discussed above.

       During the fourth quarter of fiscal 1997, the Company incurred extraordinary charges of $8.2 million (net of applicable income taxes of $5.1 million). The charges consist of the premium associated with the purchase of the 11.875% Senior Subordinated Notes, transaction costs, the write-off of unamortized loan costs of the Notes and the write-off of unamortized loan costs of the $600 million secured revolving credit facility. The Notes were purchased through a tender offer and the revolving credit facility was replaced with the new unsecured revolving credit facility.

Fiscal 1996 Compared to Fiscal 1995

       The Company's net operating revenue was $1,098.5 million in fiscal 1996, compared to $850.2 million in fiscal 1995, an increase of $248.3 million or 29%. This increase was attributable to, among other things, two hospital acquisitions, a full year of revenue from three hospital acquisitions during fiscal 1995, a 4% increase in revenue generated by hospitals owned during both periods and a 7% increase in management services revenue.

       Operating expenses as a percent of net operating revenue decreased to 81.0% in fiscal 1996 from 81.6% in fiscal 1995. Operating expenses as a percent of net operating revenue for the Company's owned hospitals decreased to 81.7% in fiscal 1996 from 82.6% in fiscal 1995. For the Company's hospitals owned during both periods, operating expenses as a percent of net operating revenue decreased to 81.3% in fiscal 1996 from 81.8% in fiscal 1995 which was primarily attributable to relative reductions in supplies expense. Operating expenses as a percent of net operating revenue for the Company's management services business increased to 76.1% in fiscal 1996 from 75.7% in fiscal 1995 which was primarily attributable to the costs of new services.

       EBITDA as a percent of net operating revenue was 19.0% for fiscal 1996 compared to 18.4% in fiscal 1995. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 18.3% compared to 17.4% in fiscal 1995. EBITDA as a percent of net operating revenue for the Company's owned hospitals during both periods was 18.7% compared to 18.2% in fiscal 1995. EBITDA as a percent of net operating revenue for the Company's management services business was 23.9% compared to 24.3% in fiscal 1995 which was primarily attributable to the costs of new services.

       Depreciation and amortization expense as a percent of net operating revenue increased to 5.1% in fiscal 1996 from 4.5% in fiscal 1995 primarily due to the fiscal 1995 and 1996 acquisitions and the Company's investment in hospital management information systems. Interest expense as a percent of net operating revenue increased to 3.3% in fiscal 1996 from 2.6% in fiscal 1995 due to the fiscal 1995 and 1996 acquisitions and the issuance of the Senior Subordinated Notes in November 1995. The provision for income taxes as a percent of net revenue decreased to 4.3% in fiscal 1996 from 4.6% in fiscal 1995 which is primarily attributable to a lower effective tax rate and a relative change in pretax income.

       Net income as a percent of net operating revenue was 6.3% in fiscal 1996 compared to 6.6% in fiscal 1995. This decrease was primarily attributable to the fiscal 1995 and fiscal 1996 acquisitions and was partially offset by the increased profitability of the Company's hospitals owned during both periods, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 1997, the Company had working capital of $180.5 million, including cash and cash equivalents of $19.0 million. The ratio of current assets to current liabilities was 2.2 to 1.0 at June 30, 1997 compared to 2.6 to
1.0 at June 30, 1996.

       The Company's cash requirements excluding acquisitions have historically been funded by cash generated from operations. Cash generated from operations was $173.4 million, $114.2 million and $88.2 million for the years ended June 30, 1997, 1996 and 1995, respectively. The increase is primarily due to the fiscal 1996 and 1997 acquisitions.

       Capital expenditures excluding acquisitions for the years ended June 30, 1997, 1996 and 1995, were $83.0 million, $62.1 million, and $58.3 million, respectively. The management services business does not require significant capital expenditures. Capital expenditures for owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. The Company has begun construction of a replacement hospital in Florence, South Carolina with fiscal 1998 capital expenditures of up to $60 million and a total project cost of approximately $85 million. In fiscal 1998, the Company expects to make capital expenditures from $80 million to $100 million, excluding acquisitions and the replacement hospital.

       During fiscal 1997, the Company acquired five hospitals and affiliated health care entities for approximately $184.6 million. The Company also sold a minority interest in an acute care hospital in Papillon, Nebraska and agreed to sell its remaining interest in fiscal 1998. During fiscal 1996, the Company acquired two hospitals and affiliated health care entities for approximately $205.3 million. Also, during fiscal 1996, the Company sold one hospital and a minority interest in another hospital. During fiscal 1995, the Company acquired three hospitals and affiliated health care entities for approximately $99.7 million.

       Effective September 1, 1997, the Company acquired a hospital in Hattiesburg, Mississippi.

       The Company intends to acquire additional acute care facilities, and the Company is actively seeking out such acquisitions. There can be no assurance that the Company will not require additional debt or equity financing for any particular acquisition. Also, the Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for its acquisition program or other needs. At June 30, 1997, the Company had $363.9 million outstanding under its Revolving Line of Credit.

       During fiscal 1997, the Company replaced its secured $600.0 million revolving credit facility with a new unsecured five-year revolving credit facility in the amount of $850.0 million. The credit agreement provides for two consecutive one-year extensions subject to approval of 100% of the lenders. The loan bears interest, at the Company's option, at generally the lender's base rate or a fluctuating rate ranging from .25 to .75 percentage points above LIBOR. The Company pays a facility fee ranging from .18 to .25 percentage points on the commitment. The interest rate margins and facility fee rates are based on the Company's leverage ratio. The Company may prepay the amount outstanding at any time. The added capacity may be used to fund acquisitions and for other general corporate purposes.

       During fiscal 1996, the Company issued $150.0 million in Senior Subordinated Notes maturing on November 1, 2005 and bearing interest at 8.75%. The Notes are subject to redemption at the option of the Company at a price of 104.375% on or after November 1, 2000, 102.188% on or after November 1, 2001 and at par on or after November 1, 2002. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

       During fiscal 1997, the Company purchased for cash $97.8 million of its 11.875% Senior Subordinated Notes through a tender offer at a price of $1,087 per $1,000 principal amount. The Notes were repurchased with borrowings under the Company's revolving line of credit. The Company also amended its related Indenture to eliminate certain restrictive covenants. The remaining Notes outstanding are subject to redemption at the option of the Company at 105.875% at December 15, 1997.

       The credit facilities contain certain financial covenants including but not limited to the prohibition of dividend payments and other distributions and repurchases of common stock, restrictions on investments, asset dispositions, borrowings and the ability to merge or consolidate with or transfer assets to another entity, the maintenance of net worth and various financial ratios, including a fixed charge ratio and a leverage ratio. The Company is required to repurchase all Senior Subordinated Notes at 101% upon a change in control.

       Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement is consummated. In fiscal 1997, the Company amended its 1993 interest rate swap agreements to effectively convert two borrowings of $50.0 million each from fixed-rate to floating-rate through September 16, 2001 and December 1, 2001. In addition, the Company entered into interest rate swap agreements which effectively convert $100.0 million and $200.0 million of floating-rate borrowings to fixed-rate borrowings through December 12, 2001 and March 20, 2002, respectively. For the years ended June 30, 1997, 1996 and 1995, the Company received a weighted average rate of 5.8%, 5.8% and 5.6%, respectively and paid a weighted average rate of 5.9%, 4.8% and 4.2%, respectively.

       On August 19, 1997, the Board of Directors approved a three-for-two stock split effected in the form of a stock dividend payable on or about September 16, 1997 to shareholders of record on September 2, 1997. The shares of common stock, price per share, the number of shares subject to options and the exercise prices have been retroactively restated to give effect to the stock dividend for all periods presented.

       In fiscal 1997, the Company adopted a Stockholder Rights Plan and declared a dividend of one right for each share of common stock held as of the close of business on April 28, 1997. Each right entitles stockholders to acquire one-third of a share of common stock at an exercise price of $100, subject to adjustment. Such rights become exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer which would result in that person or group owning 15 percent or more of the Company's common stock. After any person has acquired 15 percent or more of the Company's common stock, each right not owned by such person or certain related parties will entitle its holder to purchase a number of shares of the Company's common stock (or any combination of common stock, preferred stock, debt securities and cash, as determined by the Board of Directors) having a market value of two times the then-current exercise price of the right. In the event the Company is involved in a merger or other business combination transaction with another person or sells 50 percent or more of its assets or earning power to another person, each right will entitle its holder to purchase a number of shares of the Company's common stock or the acquiring company's common stock having a market value of two times the then-current exercise price of the right. The rights may be redeemed at $.01 per right at any time until the tenth day following public announcement that a 15 percent position has been acquired. The rights expire on April 28, 2007.

       The Internal Revenue Service (IRS) is in the process of conducting examinations of the Company's federal income tax returns for the years 1993 through 1995. During fiscal 1996, the IRS proposed certain adjustments in connection with its examination of the Company's federal income tax returns for the fiscal years ending June 30, 1990 through 1992. The most significant adjustment involves the amortization deductions claimed on certain acquired intangible assets in conjunction with the acquisition of Quorum Health Resources, Inc. The Company is currently protesting all of the proposed adjustments through the appeals process of the IRS and does not expect the resolution of this contingency to materially affect the Company's results of operations or financial position.

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

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Basic earnings per share before extraordinary loss for the years ended June 30, 1997 and June 30, 1996 will be $.04 and $.03, respectively, more than primary earnings per share. Basic earnings per share for the years ended June 30, 1997 and June 30, 1996 will be $.03 per share more than primary earnings per share. The amount of dilutive earnings per share will be the same as the amount of fully diluted earnings per share for all periods.

GENERAL

       The federal Medicare program and state Medicaid programs accounted for approximately 55%, 56%, and 57% of gross patient service revenue for the years ended June 30, 1997, 1996 and 1995, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The payment rate increases have historically been less than actual inflation.

       Both federal and state legislators are continuing to scrutinize the health care industry for the purpose of reducing health care costs. While the Company is unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, the Company expects continuing pressure to limit expenditures by governmental health care programs. Under the Balanced Budget Act of 1997 (the 1997 Act), there will be no increases in the rates paid to acute care hospitals for inpatient care through September 30, 1998. Payments for Medicare outpatient services provided at acute care hospitals and home health services historically have been paid based on costs, subject to certain limits. The 1997 Act requires that the payment for those services be converted to a prospective payment system, which will be phased in over time. Further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and the Company.

       The 1997 Act also contains various provisions that create new opportunities for the Company. Certain of those provisions, such as those allowing for creation of Provider Service Organizations, allow providers such as the Company to contract directly with the federal government for the provision of medical care to Medicare beneficiaries on a fully capitated basis. Under capitation, the Company receives a certain amount from the federal government for each Medicare beneficiary enrolled in its plans and assumes the risks and rewards of meeting the health care needs of those enrolled in its plans. The Company may purchase insurance to cover all or a portion of the cost of meeting the health care needs of those covered. The Company cannot predict at this time what the ultimate effect of these opportunities will be.

       In addition, states, insurance companies and employers are actively negotiating amounts paid to hospitals, which are typically lower than their standard rates. The trend toward managed care, including health maintenance organizations, preferred provider organizations and various other forms of managed care, may adversely affect hospitals' ability to maintain their current rate of net revenue growth and operating margins.

       The Company's acute care hospitals, like most acute care hospitals in the United States, have significant unused capacity. The result is substantial competition for patients and physicians. Inpatient utilization continues to be negatively affected by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. The Company expects increased competition and admission constraints to continue in the future. The ability to successfully respond to these trends, as well as spending reductions in governmental health care programs, will play a significant role in determining hospitals' ability to maintain their current rate of net revenue growth and operating margins.

       The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals for the years ended June 30, 1997, 1996 and 1995, was approximately 36.3%, 34.0% and 32.2% of gross patient service revenue, respectively.

       The Company's results of operations are also significantly affected in a positive manner over time by the Company's ability to acquire acute care hospitals at acceptable prices. While the Company believes that trends in the health care industry described above may create possible future acquisition opportunities, it can give no assurances that it can continue to purchase acute care hospitals.

       The Company's owned hospitals accounted for 90% of the Company's net operating revenue in fiscal 1997 compared to 88% in fiscal 1996 and 85% in fiscal 1995. Carolinas Hospital System, Desert Springs Hospital, Flowers Hospital, Gadsden Regional Medical Center and Lutheran Hospital of Indiana accounted for approximately 50% of the Company's net operating revenue in fiscal 1997.

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

FORWARD-LOOKING STATEMENTS

       Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid payment levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Company's consolidated financial statements are submitted in a separate section of this report. See pages F-1, F-2, and F-4 through F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

       Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

       Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

       Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of Stockholders.

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

3.7 Bylaws of the Company as amended April 16, 1997. (Incorporated by reference to Exhibit 3(ii) to the Company's Report on Form 8-K dated April 16, 1997.)

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

4.1.2 Indenture, dated as of November 1, 1995, between Quorum Health Group, Inc. and United States Trust Company of New York, as Trustee relating to the Company's $150,000,000 8-3/4% Senior Subordinated Notes due November 1, 2005. (Incorporated by reference to Exhibit
            4.1.2 to the Company's Registration Statement No. 33-98274 on Form S-3.)

4.1.3 First Supplemental Indenture, dated as of May 7, 1997, between Quorum Health Group, Inc. and United States Trust Company of New York, as Trustee relating to the Company's $100,000,000 11-7/8% Senior Subordinated Notes due December 1, 2005.

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

4.4.16 Form of Rights Agreement dated as of April 16, 1997, between Quorum Health Group, Inc. and First Union National Bank of North Carolina, including the form of Rights Certificate as Exhibit A and the form of Summary of Rights to Purchase Common Stock as Exhibit B. (Incorporated by reference to Exhibit 4 to the Company's Report on Form 8-K dated April 16, 1997.)

4.4.17 Form of Letter to Stockholders of Quorum Health Group, Inc. regarding the adoption of the Rights Plan pursuant to the Rights

            Agreement. (Incorporated by reference to the Company's Report on Form 8-K dated April 16, 1997.)

4.4.18 Credit Agreement dated as of April 22, 1997, by and among Quorum Health Group, Inc., as Borrower, certain banks as Lenders, and First Union National Bank of North Carolina, as agent.

4.4.19 First Amendment to Credit Agreement effective as of June 30, 1997, by and among Quorum Health Group, Inc., as Borrower, certain banks as Lenders, and First Union National Bank of North Carolina, as agent.

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

            H.          Employment Agreement between the Company and Eugene C.
                        Fleming. (Incorporated by reference to Exhibit 10.1(H) to the Company's Annual Report on Form 10-K for the year ended June 30, 1996.)

            I. Severance Agreement and General Release between the Company and Robert A. Yeager. (Incorporated by reference to Exhibit 10.1(I) to the Company's Report on Form 10-K for the year ended June 30, 1996.)

            J.          Letter Agreement between the Company and Robert D.
                        Huseby. (Incorporated by reference to Exhibit 10.1(J) to the Company's Report on Form 10-K for the year ended June 30, 1996.)

10.2 Baxter Supply Agreement dated as of December 1, 1989 by and among Baxter Health care Corporation, HCA, HealthTrust, Inc. and Quorum Health Resources, Inc. (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990.)

10.3 Amendment to Supply Agreement effective January 1, 1991 by and among Baxter Health care Corporation, HCA, HealthTrust, Inc., and Quorum Health Resources, Inc. (Incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.)

10.4 Pharmacy Products Group Agreement dated as of January 1, 1990 between Quorum Health Resources, Inc. and Baxter Health care Corporation. (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990.)

10.5 Foodservice Distribution Agreement dated September 1, 1989 by and between Baxter Health care Corporation, HCA, Quorum Health Resources, Inc. and HealthTrust. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1990.)

10.6        Quorum Health Resources, Inc. Model Hospital Management Agreement.

10.7 Incorporation, Conveyance and Stock Purchase Agreement dated as of August 16, 1993, as amended September 30, 1993, by and among Quorum, Inc. as Purchaser, Charter Medical Corporation ("Charter"), a Delaware corporation; Charter Northside Hospital, Inc. ("CNH"), a Georgia corporation; Middle Georgia Hospital, Inc. ("MGH"), a Georgia corporation; Shallowford Community Hospital, Inc. ("SCHI"), a Georgia corporation; Metropolitan Hospital, Inc. ("MHI"), a Georgia corporation; Physicians & Surgeons Hospital, Inc. ("PSH"), a Louisiana corporation; Charter Regional Medical Center, Inc. ("CMRC"), a Texas corporation; Desert Springs Hospital, Inc. ("DSH"), a Nevada corporation; Charter Suburban Hospital, Inc. ("CSH"), a California corporation; Charter Community Hospital of Des Moines, Inc. ("CCH"), an Iowa corporation; and Stuart Circle Hospital Corporation ("SCHC"), a Virginia corporation. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated October 13, 1993.)

10.8 Asset Purchase Agreement dated as of December 1993 among Mercy Health Center of Central Iowa, as Buyer, and NC-CCH, Inc., as Seller, and Quorum Health Group, Inc. (Incorporated by reference to
            Exhibit 10.28 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.9 Asset Purchase Agreement dated as of October 7, 1993 as amended November 30, 1993, among Baptist Health Services, Inc. and Baptist

            Hospital of Gadsden, Inc. as Sellers and QHG of Gadsden, Inc. as Buyer. (Incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated December 14, 1993.)

10.10 Asset Purchase Agreement dated as of December 31, 1993 among Cleveland Regional Medical Center, L.P., as Buyer, and Dynamic Health, Inc., and NC-CRMC, Inc., as Seller, and Quorum Health Group, Inc. (Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.11 Lease dated September 21, 1989 by and between DJ Investments which subsequently assigned its interest to A.G. Dorsey, Capricon II 1989 Trust and J. Cutler Roberts, Trustee, and Desert Springs Hospital, Inc. (Incorporated by reference to Exhibit 10.39 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.12 Lease dated January 21, 1994 by and between QB Partners I and Quorum Health Resources, Inc. (Incorporated by reference to Exhibit 10.42 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.13 Asset Purchase Agreement dated April 29, 1994 by and between NC-PSH, Inc., and Sisters of Charity of the Incarnate Word, Shreveport, Louisiana, doing business as Schumpert Medical Center (Incorporated by reference to Exhibit 10.45.1 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.14 Lease Agreement dated December 8, 1994 by and between QB Partners I and Quorum Health Group, Inc., as amended by Addendum dated March 25, 1995. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

10.15 Asset Purchase Agreement dated November 1, 1990 by and between Mercy Regional Medical Center, Sisters of Mercy Health Systems, St. Louis, Inc. and ParkView Medical Associates, L.P. (Incorporated by reference to the Company's Report on Form 8-K filed November 15, 1990.)

10.16 Asset Purchase and Sale Agreement dated as of September 20, 1991, by and between Quorum Health Group, Inc., as buyer, and St. John's Hospital & Health Center, Inc. and Incarnate Word Health Services, as seller. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated September 30, 1991.)

10.17 Asset Purchase Agreement dated as of January 31, 1992 between QHG of Ohio, Inc. and St. Anthony Medical Center, Inc. and its members regarding Park Medical Center. (Incorporated by reference to Exhibit
            2.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.)

10.18 Asset Purchase Agreement dated as of May 31, 1992, by and between QHG of Alabama, Inc., as buyer, its ultimate parent, Quorum Health Group, Inc. and Flowers Hospital, Incorporated, as seller. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated June 1, 1992.)

10.19 Agreement and Plan of Share Exchange dated June 19, 1992 among Hospital Management Professionals, Inc., Robert D. Huseby, Sheldon
            L. Krizelman and Thomas W. Singleton and Quorum Health Resources, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated July 14, 1992.)

10.20 Asset Purchase Agreement dated as of January 4, 1995, by and between QHG of South Carolina, Inc., as buyer and Carolinas Hospital System, Inc., as seller. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated February 1, 1995).

10.21 Asset Purchase Agreement dated April 21, 1995, as amended by Amendment No. 1, Amendment No. 2, and Amendment No. 3, by and between QHG of Indiana, Inc., et al., as buyers, and The Lutheran Hospital of Indiana, Inc., et al., as sellers. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated August 1, 1995.)

10.22 Purchase Agreement dated as of January 28, 1993 between the Company and HCA, Inc. (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.23 Purchase Agreement dated as of September 28, 1993 among the Company and Certain Shareholders. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.24 Purchase Agreement dated as of October 15, 1993 among the Company and Certain Shareholders. (Incorporated by reference to Exhibit
            10.10 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.25 Purchase Agreement dated as of October 26, 1993 between the Company and HCA, Inc. (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.26 Purchase Agreement dated as of November 5, 1993 between the Company and HCA, Inc. (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.27 Asset Purchase Agreement dated as of April 6, 1994 by and between Quorum, Inc. and Bon Secours Health System, Inc. for the purchase of the capital stock of NC-SCHC, Inc. and Stuart Circle MOB, Inc. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.28 Asset Exchange Agreement dated as of April 8, 1994 by and among NC-SCHI, Inc., Dunwoody MOB, Inc., NC-MHI, Inc., Quorum Health Group, Inc., Galen Hospitals of Texas, Inc., Galen Medical Corporation, American Medicorp Development Co. and Columbia/HCA Health care Corporation for the like kind exchange of Abilene Regional Medical Center and Medical Center Enterprise for Dunwoody Medical Center and Metropolitan Hospital. (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.30 Group Purchasing Organization Participating Agreement between APS Healthcare Purchasing Partners, L.P. and Quorum Health Group, Inc. dated November 30, 1995. (Incorporated by reference to Exhibit
            10.30 to the Company's Report on Form 10-K for the year ended June 30, 1996.)

10.31 First Amendment effective as of June 1, 1997, to Group Purchasing Organization Participating Agreement between Premier Purchasing Partners, L.P., f/k/a APS Healthcare Purchasing Partners, L.P. dated November 30, 1995.

10.32 Lease Agreement by and between QHG of South Carolina, Inc., a subsidiary of the Company, and C. Edward Floyd, M.D., a Director of the Company. (Incorporated by reference to Exhibit 10.31 to the Company's Report on Form 10-K for the year ended June 30, 1996.)

11          Computation of Earnings per Share.

21          Subsidiaries of the Company.

23          Consent of Ernst & Young LLP.

27          Financial Data Schedule (for SEC use only)

            (b) Reports on Form 8-K. A Report on Form 8-K was filed with the Commission on April 17, 1997, to inform the market of the declaration of a distribution of one common share purchase right for each outstanding share of the Company's Common Stock, $0.01 par value.

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

                                  JUNE 30, 1997

                   Quorum Health Group, Inc. and Subsidiaries

             Form 10-K -- Item 8 and Item 14(a) (1) and (2) and (d)

         Index to Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Quorum Health Group, Inc. and subsidiaries are included in Item 8:

                                                                        Page No.

         Consolidated Statements of Income-- Years Ended
           June 30, 1997, 1996 and 1995                                     F- 4
         Consolidated Balance Sheets-- June 30, 1997 and 1996               F- 5
         Consolidated Statements of Stockholders' Equity--
           Years Ended June 30, 1997, 1996 and 1995                         F- 7
         Consolidated Statements of Cash Flows-- Years Ended
           June 30, 1997, 1996 and 1995                                     F- 8
         Notes to Consolidated Financial Statements--
           June 30, 1997                                                    F- 9

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Quorum Health Group, Inc.

We have audited the accompanying consolidated balance sheets of Quorum Health Group, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quorum Health Group, Inc. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      ERNST & YOUNG LLP

Nashville, Tennessee
August 4, 1997
except for Note 12, as to which the date is August 19, 1997

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED JUNE 30
                                                    -------------------------------------------
                                                        1997            1996            1995
                                                    -----------     -----------     -----------
Revenue:
   Net patient service revenue                      $ 1,274,498     $   963,485     $   724,287
   Hospital management/professional services             78,708          78,409          73,913
   Reimbursable expenses                                 60,740          56,653          51,967
                                                    -----------     -----------     -----------
Net operating revenue                                 1,413,946       1,098,547         850,167

Expenses:
   Salaries and benefits                                561,327         420,904         319,736
   Reimbursable expenses                                 60,740          56,653          51,967
   Supplies                                             198,469         160,849         121,869
   Fees                                                 125,720         102,690          83,443
   Other operating expenses                             116,856          92,624          68,064
   Provision for doubtful accounts                       89,919          56,483          48,780
   Depreciation and amortization                         75,134          55,901          37,566
   Interest                                              45,601          36,568          22,209
   Minority interest                                        741             109           1,046
   Net gain on sale of assets                                --            (787)             --
                                                    -----------     -----------     -----------
                                                      1,274,507         981,994         754,680
                                                    -----------     -----------     -----------
Income before income taxes and extraordinary
   item                                                 139,439         116,553          95,487
Provision for income taxes                               55,357          47,321          39,532
                                                    -----------     -----------     -----------
Income before extraordinary item                         84,082          69,232          55,955
Extraordinary charges from retirement of debt            (8,197)             --              --
                                                    -----------     -----------     -----------
Net income                                          $    75,885     $    69,232     $    55,955
                                                    ===========     ===========     ===========
Net income per common share:
   Income before extraordinary item                 $      1.11     $      0.93     $      0.76
   Extraordinary charges from retirement of debt          (0.11)             --              --
                                                    -----------     -----------     -----------
   Net income                                       $      1.00     $      0.93     $      0.76
                                                    ===========     ===========     ===========
Weighted average common shares                           75,926          74,639          73,737
                                                    ===========     ===========     ===========

                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JUNE 30
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------
ASSETS
Current assets:
   Cash and cash equivalents                           $   19,008     $   20,382
   Accounts receivable, less allowance for
      doubtful accounts of $55,360 at June 30,
      1997 and $39,752 at June 30, 1996                   248,732        185,743
   Supplies                                                31,622         27,170
   Other                                                   31,739         25,772
                                                       ----------     ----------
        Total current assets                              331,101        259,067

Property, plant and equipment, at cost:
   Land                                                    62,109         53,273
   Buildings and improvements                             324,450        237,359
   Equipment                                              462,726        362,007
   Construction in progress                                21,192         17,796
                                                       ----------     ----------
                                                          870,477        670,435
   Less accumulated depreciation                          183,705        119,740
                                                       ----------     ----------
                                                          686,772        550,695

Cost in excess of net assets acquired, net                185,932        142,708
Other                                                      75,186         68,091
                                                       ----------     ----------
        Total assets                                   $1,278,991     $1,020,561
                                                       ==========     ==========

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 JUNE 30
                                                        ------------------------
                                                           1997          1996
                                                        ----------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                $   77,225    $   47,049
   Accrued salaries and benefits                            61,936        42,694
   Deferred revenue                                          6,198         4,965
   Other current liabilities                                 3,391         1,509
   Current maturities of long-term debt                      1,869         2,441
                                                        ----------    ----------
        Total current liabilities                          150,619        98,658

Long-term debt, less current maturities                    519,940       430,877
Deferred income taxes                                       38,249        33,343
Other liabilities and deferrals                             25,450        19,855
Minority interests in consolidated entities                 26,618         5,964

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 100,000
     shares authorized; 74,137 issued
     and outstanding at June 30, 1997
     and 72,969 at June 30, 1996                               741           730
   Additional paid-in capital                              272,692       262,337
   Retained earnings                                       244,682       168,797
                                                        ----------    ----------
                                                           518,115       431,864
                                                        ----------    ----------
        Total liabilities and stockholders' equity      $1,278,991    $1,020,561
                                                        ==========    ==========

                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                      COMMON STOCK        ADDITIONAL
                                   --------------------    PAID-IN     RETAINED
                                    SHARES      AMOUNT     CAPITAL     EARNINGS     TOTAL
                                   --------    --------    --------    --------    --------
Balance at July 1, 1994              70,364    $    704    $249,739    $ 43,610    $294,053
    Options exercised and
       related tax benefits             892           9       3,223          --       3,232
    Stock issued under employee
       stock purchase plan              420           4       3,145          --       3,149
    Net income                           --          --          --      55,955      55,955
                                   --------    --------    --------    --------    --------
Balance at June 30, 1995             71,676         717     256,107      99,565     356,389
    Options exercised and
       related tax benefits,
       net of shares tendered
       in payment                       969          10       2,764          --       2,774
    Stock issued under employee
       stock purchase plan              324           3       3,466          --       3,469
    Net income                           --          --          --      69,232      69,232
                                   --------    --------    --------    --------    --------
Balance at June 30, 1996             72,969         730     262,337     168,797     431,864
    Options exercised and
       related tax benefits,
       net of shares tendered
       in payment                       888           9       6,430          --       6,439
    Stock issued under employee
       stock purchase plan              280           2       3,925          --       3,927
    Net income                           --          --          --      75,885      75,885
                                   --------    --------    --------    --------    --------
Balance at June 30, 1997             74,137    $    741    $272,692    $244,682    $518,115
                                   ========    ========    ========    ========    ========

                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED JUNE 30
                                                       -------------------------------------
                                                          1997         1996          1995
                                                       ---------     ---------     ---------
OPERATING ACTIVITIES:
Net income                                             $  75,885     $  69,232     $  55,955
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                           66,907        51,191        33,630
   Amortization of intangible assets                       8,227         4,710         3,936
   Extraordinary charges from retirement of debt          13,307            --            --
   Provision for doubtful accounts                        89,919        56,483        48,780
   Provision for deferred taxes                            5,106        13,893        11,369
   Other                                                   5,032         2,304         3,150
   Changes in operating assets and liabilities,
     net of effects from acquisitions:
          Accounts receivable                           (114,589)      (71,219)      (56,790)
          Supplies and other current assets                  (93)       (4,736)       (3,232)
          Other assets                                    (8,646)      (13,790)       (5,174)
          Accounts payable, accrued expenses
            and income taxes                              27,630         2,005        (3,983)
          Other current liabilities                        1,143           102        (2,846)
          Other liabilities                                3,558         3,996         3,409
                                                       ---------     ---------     ---------
Net cash provided by operating activities                173,386       114,171        88,204

INVESTING ACTIVITIES:
Purchase of acquired companies                          (184,575)     (205,326)      (99,721)
Purchase of property, plant and equipment                (82,977)      (62,122)      (58,298)
Other                                                      8,104         1,018         6,610
                                                       ---------     ---------     ---------
Net cash used in investing activities                   (259,448)     (266,430)     (151,409)

FINANCING ACTIVITIES:
Borrowings under bank debt                               691,700       363,750       269,083
Repayments of bank debt                                 (504,800)     (368,000)     (212,275)
Repurchase of Senior Subordinated Notes                 (106,380)           --            --
Proceeds from issuance of Senior Subordinated Notes           --       150,000            --
Loan origination costs                                    (1,217)       (5,194)       (2,137)
Proceeds from issuance of common stock, net               10,366         6,243         6,381
Other                                                     (4,981)       (1,633)         (681)
                                                       ---------     ---------     ---------
Net cash provided by financing activities                 84,688       145,166        60,371
                                                       ---------     ---------     ---------
Decrease in cash and cash equivalents                     (1,374)       (7,093)       (2,834)
Cash and cash equivalents at beginning of year            20,382        27,475        30,309
                                                       ---------     ---------     ---------

Cash and cash equivalents at end of year               $  19,008     $  20,382     $  27,475
                                                       =========     =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                          $ (42,601)    $ (32,198)    $ (21,877)
                                                       =========     =========     =========
Income taxes paid                                      $ (44,489)    $ (34,483)    $ (30,398)
                                                       =========     =========     =========

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


1. ORGANIZATION AND ACCOUNTING POLICIES

Quorum Health Group, Inc. (the Company) owns and operates acute care hospitals and local and regional health care systems nationwide through its affiliates. At June 30, 1997, the Company owned 19 hospitals and managed over 240 hospitals.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consist primarily of amounts due from (i) the federal government and state governments under Medicare, Medicaid and other government programs and (ii) other payors including commercial insurance companies, health maintenance organizations, preferred provider organizations, self-insured employers and individual patients. The concentration of net accounts receivable from government programs as a percent of total net accounts receivable is 35% and 33% for the years ended June 30, 1997 and 1996, respectively. Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of the Company's operations.

Supplies

Supplies are stated at the lower of cost (first-in, first-out method) or market.

                  QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

Property, Plant and Equipment

Depreciation is computed on a straight-line basis principally with a range of depreciable lives from 20-40 years for buildings and improvements and 3-20 years for equipment, or over the lives of leases if shorter.

Cost in Excess of Net Assets Acquired

Cost in excess of net assets acquired (or goodwill) consists of the excess purchase price over the fair value of acquired tangible and identifiable intangible assets. Goodwill is amortized on a straight-line basis primarily over 15 to 40 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced to estimated fair value. Accumulated amortization of cost in excess of net assets acquired was $15.7 million and $10.1 million at June 30, 1997 and 1996, respectively.

Deferred Loan Costs

Deferred loan costs are included in other non-current assets and are amortized over the term of the related debt by the interest method. Deferred loan costs are net of accumulated amortization of $.9 million and $3.5 million at June 30, 1997 and 1996, respectively.

Risk Management

The Company maintains self-insured medical plans for certain employees and has entered into reinsurance agreements with independent insurance companies to limit its losses. Unpaid claims are accrued based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with past experience.

The Company generally is insured for professional liability based on a claims-made policy purchased in the commercial market. The provision for professional liability and comprehensive general liability claims include estimates of the ultimate costs for claims incurred but not reported, in accordance with actuarial projections based on past experience. Management is aware of no potential professional liability claims whose settlement would have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Net patient service revenue is net of contractual adjustments and policy discounts of $1,026.3 million, $746.8 million and $602.2 million for the years ended 1997, 1996 and 1995, respectively. Approximately 55%, 56% and 57% of gross patient service revenue was from Medicare and Medicaid for the years ended 1997, 1996 and 1995, respectively.

Financial Instruments

The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received is recognized over the life of the agreement as an adjustment to interest expense.

Stock Based Compensation

The Company generally grants stock options for a fixed number of shares to employees with an exercise price which approximates the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

Income Per Common Share

Income per common share is based on the weighted average number of shares of common stock outstanding, and common stock equivalents consisting of dilutive stock options. Fully diluted earnings per share is not presented because such amounts approximate earnings per share.

Newly Issued Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to

                  QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Basic earnings per share before extraordinary item for the years ended June 30, 1997 and June 30, 1996 will be $.04 and $.03, respectively, more than primary earnings per share. Basic earnings per share for the years ended June 30, 1997 and June 30, 1996 will be $.03 per share, more than primary earnings per share. The amount of dilutive earnings per share will be the same as the amount of fully diluted earnings per share for all periods.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. ACQUISITIONS AND DIVESTITURES

During fiscal 1997, the Company acquired certain assets and the business of five hospitals and affiliated health care entities. The Company also sold a minority interest in an acute care hospital in Papillion, Nebraska and agreed to sell its remaining interest in fiscal 1998. During fiscal 1996, the Company acquired certain assets and the business of two hospitals and affiliated health care entities and sold one hospital and a minority interest in another hospital for approximately $6.3 million in cash and notes receivable. During fiscal 1995, the Company acquired certain assets and the business of three hospitals and affiliated health care entities.

Hospital and affiliated business acquisitions are summarized as follows (in thousands):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                                    YEAR ENDED JUNE 30
                                                    ------------------
                                             1997          1996          1995
                                          ---------     ---------     ---------
Fair value of assets acquired             $ 233,582     $ 210,099     $ 118,910
Fair value of liabilities assumed           (29,943)       (4,773)      (19,189)
Contributions from minority investors       (19,064)           --            --
                                          ---------     ---------     ---------
Net cash used for acquisitions            $ 184,575     $ 205,326     $  99,721
                                          =========     =========     =========

All of the foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price associated with certain of the acquisitions has been determined by the Company based upon available information and is subject to further refinement. Included in the acquisitions were costs in excess of net assets acquired of approximately $48.5 million, $37.6 million, and $3.0 million for the years ended June 30, 1997, 1996, and 1995 respectively. The operating results of the acquired companies have been included in the accompanying consolidated statements of income from the respective dates of acquisition.

The following unaudited pro forma results of operations give effect to the operations of the entities acquired and divested in fiscal 1997, 1996 and 1995 as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the transactions (in thousands, except per share data):

                                                   YEAR ENDED JUNE 30
                                                   ------------------
                                            1997(1)       1996(2)       1995(3)
                                          ----------    ----------    ----------
Net operating revenue                     $1,481,821    $1,358,293    $1,061,350
Income before extraordinary item              83,551        64,459        62,307
Net income                                    75,354        64,459        62,307
Income per common share before
 extraordinary item                             1.10           .86           .84
Net income per common share                      .99           .86           .84

----------

(1) Includes Kingstree Hospital, Doctors Hospital of Stark County, Barberton Citizens Hospital and Clinton County Hospital.

(2) Includes The Lutheran Hospital of Indiana, Inc., Jacksonville Hospital, Mary Black Health System, Kingstree Hospital, Doctors Hospital of Stark County, Barberton Citizens Hospital, Clinton County Hospital and excludes the hospital divested in fiscal 1996.

(3) Includes Midlands Community Hospital, Carolinas Hospital System, Lake City Community Hospital, The Lutheran Hospital of Indiana,

                  QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

         Inc. and Jacksonville Hospital and excludes the hospital divested in fiscal 1996.

The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the years presented or to project the Company's results of operations in any future period.

3. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                              JUNE 30
                                                              -------
                                                      1997              1996
                                                    ---------         ---------
Revolving Line of Credit                            $ 363,900         $ 177,000
8.75% Senior Subordinated Notes                       150,000           150,000
11.875% Senior Subordinated Notes                       2,224           100,000
Other debt                                              5,685             6,318
                                                    ---------         ---------
                                                      521,809           433,318
   Less current maturities                             (1,869)           (2,441)
                                                    ---------         ---------
                                                    $ 519,940         $ 430,877
                                                    =========         =========

Revolving Line of Credit

During fiscal 1997, the Company replaced its secured $600.0 million revolving credit facility with a new unsecured five-year revolving credit facility in the amount of $850.0 million. The credit agreement provides for two consecutive one-year extensions subject to approval of 100% of the lenders. The loan bears interest, at the Company's option, at generally the lender's base rate or a fluctuating rate ranging from .25 to .75 percentage points above LIBOR. The Company pays a facility fee ranging from .18 to .25 percentage points on the commitment. The interest rate margins and facility fee rates are based on the Company's leverage ratio. The Company may prepay the amount outstanding at any time. The interest rate in effect at June 30, 1997 was 6.3%.

8.75% Senior Subordinated Notes

During fiscal 1996, the Company issued $150.0 million in Senior Subordinated Notes maturing on November 1, 2005 and bearing interest at 8.75%. The Notes are subject to redemption at the option of the Company at 104.375% on or after November 1, 2000, 102.188% on or after November 1, 2001 and at par on or after November 1, 2002. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

11.875% Senior Subordinated Notes

During fiscal 1997, the Company purchased for cash $97.8 million of its 11.875% Senior Subordinated Notes (Notes) through a tender offer at a price of $1,087 per $1,000 principal amount. The Notes were repurchased with borrowings under the Company's Revolving Line of Credit. The Company also amended the related Indenture to eliminate certain restrictive covenants. The remaining Notes outstanding are subject to redemption at the option of the Company at prices declining from 105.875% at December 15, 1997 to par on December 15, 1999.

Other Debt

Other debt consists primarily of subsidiary secured debt, capital leases and various notes payable. Principal and interest payments are paid in periodic installments through 2008. Interest rates are fixed and range from 6.3% to 10.5%.

Other Long-Term Debt Information

The credit facilities contain certain financial covenants including but not limited to the prohibition of dividend payments and other distributions, repurchase of common stock, investments, asset dispositions, restrictions on borrowings, the ability to merge or consolidate with or transfer assets to another entity, the maintenance of net worth and various financial ratios, including a fixed charge ratio and a leverage ratio. The Company is required to repurchase all Senior Subordinated Notes at 101% upon a change in control.

Maturities of long-term debt for the fiscal years subsequent to June 30, 1997 are as follows: 1998 - $1.9 million; 1999 - $1.1 million; 2000 - $.5 million; 2001 - $.4 million; 2002 - $366.3 million and thereafter - $151.7 million.

Extraordinary Charges from Retirement of Debt

During the fourth quarter of fiscal 1997, the Company incurred extraordinary charges of $8.2 million (net of applicable income taxes of $5.1 million). The charges consist of the premium associated with the purchase of the Notes, transaction costs, the write-off of unamortized loan costs of the Notes and the write-off of unamortized loan costs of the $600.0 million secured revolving credit facility. The Notes were repurchased through a tender offer and the revolving credit facility was replaced with the new unsecured revolving credit facility.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

4. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                                   YEAR ENDED JUNE 30
                                                   ------------------
                                          1997            1996             1995
                                         -------         -------         -------
Current:
   Federal                               $43,580         $28,379         $24,609
   State and local                         6,671           5,049           3,554
                                         -------         -------         -------
                                          50,251          33,428          28,163
Deferred:
   Federal                                 4,451          12,680           9,966
   State and local                           655           1,213           1,403
                                         -------         -------         -------
                                           5,106          13,893          11,369
                                         -------         -------         -------
                                         $55,357         $47,321         $39,532
                                         =======         =======         =======

A reconciliation of the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to income before income taxes is as follows:

                                                         YEAR ENDED JUNE 30
                                                         ------------------
                                                     1997       1996       1995
                                                     ----       ----       ----
Federal statutory rate                               35.0%      35.0%      35.0%
State and local income
  taxes, net of federal
 income tax benefit                                   3.4        3.5        3.4
Nondeductible amortization
  of cost in excess of net
 assets acquired                                       .3         .1         .2
Other                                                 1.0        2.0        2.8
                                                     ----       ----       ----
                                                     39.7%      40.6%      41.4%
                                                     ====       ====       ====

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows (in thousands):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                                              JUNE 30
                                                              -------
                                                        1997             1996
                                                      --------         --------
Deferred tax liabilities:
Depreciation and amortization                         $(42,932)        $(34,697)
Provision for doubtful accounts                         (6,579)          (5,867)
Other                                                     (756)            (951)
                                                      --------         --------
   Total deferred tax liabilities                      (50,267)         (41,515)
                                                      --------         --------
Deferred tax assets:
Accrued expenses                                         5,907            6,016
Employee compensation                                    5,928            4,300
Other                                                      961              362
                                                      --------         --------
   Total deferred tax assets                            12,796           10,678
                                                      --------         --------
Net deferred tax liabilities                          $(37,471)        $(30,837)
                                                      ========         ========

The balance sheet classification of deferred income taxes is as follows (in thousands):

                                                           JUNE 30
                                                           -------
                                                  1997                   1996
                                                --------               --------
Current                                         $    778               $  2,506
Long-term                                        (38,249)               (33,343)
                                                --------               --------
Total                                           $(37,471)              $(30,837)
                                                ========               ========

5. STOCKHOLDERS' EQUITY AND STOCK BENEFIT PLANS

Stock Option Plan

The Company accounts for its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) which, if fully adopted, changes the method for recognition of costs in an entity's financial statements. The Company has adopted the disclosure-only provisions of SFAS 123 and accordingly, recognizes no compensation expense for the Company's stock option plans. Had compensation expense for the stock option plan been determined consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share data):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                                    YEAR ENDED JUNE 30
                                                    ------------------
                                              1997                        1996
                                    ------------------------    ------------------------
                                        As           Pro           As            Pro
                                     Reported       Forma        Reported       Forma
                                    ----------    ----------    ----------    ----------
Income before extraordinary item    $   84,082    $   81,432    $   69,232    $   68,050
Net income                              75,885        73,235        69,232        68,050

Income per common share before
 extraordinary item                       1.11          1.07           .93           .91
Net income per common share               1.00           .96           .93           .91

Stock-based compensation costs on a pro forma basis would have reduced pretax income by $3.4 million and $1.3 million in fiscal 1997 and 1996, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma disclosures may not be representative of that to be expected in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the option grants which occurred during 1997 and 1996:

                                                             YEAR ENDED JUNE 30
                                                             ------------------
                                                             1997         1996
                                                             ----         ----
Volatility                                                    .172         .176
Interest rate                                             6.3%-6.5%    6.4%-6.5%
Expected life (years)                                          4.4          4.6
Forfeiture rate                                                5.6%         5.6%

Under the Company's stock option plans, non-qualified and incentive stock options to purchase common stock may be granted to officers, employees and directors. Under these plans, options are generally granted at an exercise price equal to the fair market value on the date of grant. Stock options are exercisable over a period determined by the Board of Directors, but no longer than ten years after the date of the grant. The Company has reserved 9,632,667 shares of common stock under these plans.

Information regarding the option plans for fiscal 1997, 1996, and 1995 are summarized below (share amounts in thousands):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                   STOCK            OPTION PRICE      WEIGHTED AVERAGE
                                  OPTIONS            PER SHARE         EXERCISE PRICE
                                  ------           -------------      ----------------
Balances, July 1, 1994             4,136           $ 1.00-$ 7.50          $ 2.90
Granted                            1,043              .67- 13.83           11.62
Exercised                           (893)            1.00-  5.00            2.11
Cancelled                           (126)            1.00- 12.09            5.11
                                  ------
Balances, June 30, 1995            4,160              .67- 13.83            5.19
Granted                            3,200            10.13- 17.33           15.06
Exercised                         (1,101)            1.00- 13.67            2.86
Cancelled                           (323)            1.00- 15.67           10.65
                                  ------
Balances, June 30, 1996            5,936              .67- 17.33           10.65
Granted                            1,776              .67- 23.83           17.66
Exercised                           (926)            1.00- 16.59            5.85
Cancelled                           (304)            1.00- 16.59           12.18
                                  ------
Balances, June 30, 1997            6,482              .67- 23.83           13.18
                                  ======

                                                               1997         1996
                                                               ----         ----
Weighted average fair value for options
  granted during the year                                     $5.07        $4.19
Options exercisable                                           1,692        1,190
Options available for grant                                   3,747        1,359

The following table summarizes information regarding the options outstanding at June 30, 1997 (share amounts in thousands):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                -------------------                   -------------------
   WEIGHTED
   AVERAGE                                      WEIGHTED               WEIGHTED
  REMAINING               RANGE OF              AVERAGE                AVERAGE
   CONTRACT               EXERCISE    NUMBER    EXERCISE    NUMBER    EXERCISABLE
  LIFE (YRS)               PRICES   OUTSTANDING  PRICE    EXERCISABLE   PRICE
  ----------               ------   -----------  -----    -----------   -----
1                       $      4.00      189    $    4.00      185    $    4.00
2                        5.00- 7.50      233         5.27      157         5.26
3                        1.00-13.67      970         8.91      586         6.71
4                       13.33-17.50      966        14.46      194        14.31
5                             21.00       20        21.00       --           --
7                        4.00- 5.00      542         4.25       87         4.26
8                         .67-10.13       63         1.05       33         1.41
9                         .67-17.50    2,397        15.14      336        14.56
10                      12.63-23.84    1,102        19.81      114        12.63
                                       -----                 -----
                                       6,482                 1,692
                                       =====                 =====

Employee Stock Purchase Plan

The Company has a qualified and nonqualified employee stock purchase plan. The purchase price of the shares under the qualified plan is 85% of the lesser of the fair market value on the first day (March 1) or the last day (February 28) of the plan year. The purchase price of the shares under the nonqualified plan is the fair market value on the last day (February 28) of the plan year. Employees may designate up to 10% of their compensation (not to exceed $25,000 in any calendar year) for the purchase of stock. During fiscal 1997, 281,837 shares were issued yielding net proceeds of approximately $3.9 million. During fiscal 1996, 324,123 shares were issued yielding net proceeds of approximately $3.5 million. During fiscal 1995, 419,514 shares were issued yielding net proceeds of approximately $3.1 million. The Company has reserved 2,250,000 shares of common stock under the plan.

Stockholder Rights Plan

In fiscal 1997, the Company adopted a Stockholder Rights Plan and declared a dividend of one right for each share of common stock held as of the close of business on April 28, 1997. Each right entitles stockholders to acquire one-third of a share of common stock at an exercise price of $100, subject to adjustment. Such rights become exercisable only if a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer which would result in that person or group owning 15 percent or more of the Company's common stock. After any person has acquired 15 percent or more of the Company's common stock, each right

                  QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES not owned by such person or certain related parties will entitle its holder to purchase a number of shares of the Company's common stock (or any combination of common stock, preferred stock, debt securities and cash, as determined by the Board of Directors) having a market value of two times the then-current exercise price of the right. In the event the Company is involved in a merger or other business combination transaction with another person or sells 50 percent or more of its assets or earning power to another person, each right will entitle its holder to purchase a number of shares of the Company's common stock or the acquiring company's common stock having a market value of two times the then-current exercise price of the right. The rights may be redeemed at $.01 per right at any time until the tenth day following public announcement that a 15 percent position has been acquired. The rights expire on April 28, 2007.

6. EMPLOYEE BENEFIT PLANS

The Company sponsors defined contribution employee benefit plans which cover substantially all employees. Employees may contribute up to 15% of eligible compensation subject to Internal Revenue Service (IRS) limits. The plans permit the Company to make a discretionary base contribution and a discretionary match to employee deferrals. The Company's contribution to the plans is determined annually by the Board of Directors. Base contributions under the plans vest at the end of each plan year and matching contributions vest after five years of qualifying service. Benefit plan expense for the years ended June 30, 1997, 1996 and 1995 totaled approximately $13.0 million, $9.2 million and $8.2 million, respectively.

7. LEASES

The Company leases hospitals, medical office buildings and equipment under agreements that generally require the Company to pay all maintenance, property taxes and insurance costs and that expire on various dates extending to the year 2007. Certain leases include options to purchase the leased property during or at the end of the lease term at fair market value.

Rental expense for all operating leases totaled $22.2 million, $17.1 million, and $12.8 million for the years ended June 30, 1997, 1996 and 1995, respectively.

Future minimum rental commitments under noncancelable operating leases at June 30, 1997 are as follows: 1998 - $15.4 million; 1999 - $12.9 million; 2000 -
$10.8 million; 2001 - $9.4 million; 2002 - $7.9 million and thereafter - $21.1 million.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

8. COMMITMENTS

The Company has entered into a $60 million commitment to construct a hospital and medical office building in Florence, South Carolina. The facilities are to be completed in fiscal 1999.

9. CONTINGENCIES

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

Financial Instruments

Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. In fiscal 1997, the Company amended its 1993 interest rate swap agreements to effectively convert two borrowings of $50.0 million each from fixed-rate to floating-rate through September 16, 2001 and December 1, 2001. In addition, the Company entered into interest rate swap agreements which effectively convert $100.0 million and $200.0 million of floating-rate borrowings to fixed-rate borrowings through December 12, 2001 and March 20, 2002, respectively. For the years ended June 30, 1997, 1996 and 1995, the Company received a weighted average rate of 5.8%, 5.8% and 5.6%, respectively and paid a weighted average rate of 5.9%, 4.8% and 4.2%, respectively.

The Company is exposed to credit losses in the event of nonperformance

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES by the counterparty to its financial instruments. The Company anticipates that the counterparty will be able to fully satisfy its obligations under the contracts.

Income Taxes

The IRS is in the process of conducting examinations of the Company's federal income tax returns for the years ended 1993 through 1995. During fiscal 1996, the IRS proposed certain adjustments in connection with its examination of the Company's federal income tax returns for the fiscal years ending June 30, 1990 through 1992. The most significant adjustment involves the amortization deductions claimed on certain acquired intangible assets in conjunction with the acquisition of Quorum Health Resources, Inc. The Company is currently protesting the proposed adjustments through the appeals process of the IRS.

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

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, with the exception of long-term debt, approximate their carrying amounts in the consolidated balance sheets.

The carrying value of long-term debt (including current portion) was $521.8 and $433.3 million for the years ended June 30, 1997 and 1996, respectively. The fair value of long-term debt was $521.1 million and $443.5 million for the years ended June 30, 1997 and 1996, respectively. The fair value of publicly traded notes has been determined using the quoted market price at June 30, 1997 and 1996. The fair values of the remaining long-term debt are estimated using discounted cash flows, based on the Company's incremental borrowing rates. The estimates of fair value include the effect of the interest rate swap agreements.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended June 30, 1997 and 1996 is summarized below (in thousands, except per share data):

                                                     QUARTER
                                                     -------
                                      1ST          2ND        3RD         4TH
                                    --------    --------    --------    --------
1997
----

Net operating revenue               $316,001    $342,137    $377,096    $378,712
Income before income taxes
 and extraordinary item               29,065      33,346      39,941      37,087
Net income                            17,526      20,108      24,084      14,167
Income per common share
 before extraordinary item               .23         .27         .32         .29
Net income per common share              .23         .27         .32         .18

1996
----

Net operating revenue               $253,712    $273,244    $286,007    $285,584
Income before income taxes            24,546      28,406      33,543      30,058
Net income                            14,580      16,873      19,925      17,854
Net income per common share              .19         .23         .27         .24

12. SUBSEQUENT EVENT

On July 10, 1997, the Company signed an Asset Purchase Agreement to acquire certain assets and businesses of Wesley Health System, Inc. in Hattiesburg, Mississippi. The proposed transaction is subject to the completion of customary closing conditions and obtaining certain regulatory approvals.

On August 19, 1997, the Board of Directors approved a three-for-two stock split effected in the form of a dividend payable to shareholders of record on September 2, 1997. The shares of common stock, price per share, the number of shares subject to options and the exercise prices in the consolidated financial statements have been retroactively restated to give effect to the stock dividend for all periods presented.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           COLUMN A                     COLUMN B         COLUMN C           COLUMN D   COLUMN E
------------------------------------------------------------------------------------------------
                                                        ADDITIONS
                                                  ------------------------
                                                    (1)          (2)          (3)
                                       BALANCE AT CHARGED TO  CHARGED TO                BALANCE
                                       BEGINNING  COSTS AND OTHER ACCOUNTS DEDUCTIONS  AT END OF
         DESCRIPTION                   OF PERIOD  EXPENSES     DESCRIBE     DESCRIBE    PERIOD
------------------------------------------------------------------------------------------------
                                                          (In thousands)
Year ended June 30, 1997:
    Allowance for doubtful accounts    $39,752    $89,919    $18,424(a)    $92,735(b)    $55,360

Year ended June 30, 1996:
    Allowance for doubtful accounts    $44,828    $56,483    $ 9,210(a)    $70,769(b)    $39,752

Year ended June 30, 1995:
    Allowance for doubtful accounts    $31,384    $48,780    $12,803(c)    $48,139(b)    $44,828

(a)      Allowance for doubtful accounts of acquired companies.

(b)      Accounts written off, net of recoveries.

(c) Allowance for doubtful accounts of acquired hospitals and allowance for doubtful accounts not sold in connection with the divestiture of a hospital identified at the date of acquisition as being held for sale.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Brentwood, State of Tennessee on September 26, 1997.

                                          QUORUM HEALTH GROUP, INC.


                                          By:    /s/ Steve B. Hewett
                                                 -------------------------------
                                                 Steve B. Hewett
                                          Title: Vice President (Chief
                                                 Financial Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

SIGNATURE                       TITLE


/s/ James E. Dalton, Jr.        President, Chief Executive            Sept. 26, 1997
------------------------
 James E. Dalton, Jr.           Officer and Director (Principal
                                Executive Officer)

/s/ Steve B. Hewett             Vice President (Chief                 Sept. 26, 1997
------------------------
Steve B. Hewett                 Financial Officer)


/s/ Terry E. Allison            Vice President and Assistant          Sept. 26, 1997
------------------------
Terry E. Allison                Treasurer (Chief Accounting Officer)

/s/ Russell L. Carson           Chairman of the Board                 Sept. 26, 1997
------------------------
Russell L. Carson


/s/ Sam A. Brooks, Jr.          Director                              Sept. 26, 1997
------------------------
Sam A. Brooks, Jr.


/s/ Dr. C. Edward Floyd         Director                              Sept. 26, 1997
------------------------
Dr. C. Edward Floyd


/s/ Joseph C. Hutts             Director                              Sept. 26, 1997
------------------------
Joseph C. Hutts


/s/ Kenneth J. Melkus           Director                              Sept. 26, 1997
------------------------
Kenneth J. Melkus


/s/ Thomas S. Murphy,Jr.        Director                              Sept. 26, 1997
------------------------
Thomas S. Murphy, Jr.


                                    Sig-1

/s/ Rocco A. Ortenzio           Director                              Sept. 26, 1997
---------------------
Rocco A. Ortenzio


/s/ S. Douglas Smith            Director                              Sept. 26, 1997
-----------------------
S. Douglas Smith


/s/ Colleen Conway Welch        Director                              Sept. 26, 1997
------------------------
Colleen Conway Welch


                                    Sig-2