Form 10-Q
period 1997-09-30
QUORUM HEALTH GROUP INC
filed 1997-11-13
CIK 854694

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1997

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to __________

                               ---------------

                      Commission file number 33-31717-A

                               ---------------

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

                  Yes   X                    No
                      -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at November 6, 1997
-----                                          -------------------------------
Common Stock, $.01 Par Value                           74,420,145 Shares

------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS
                                                                     ENDED SEPTEMBER 30
                                                           ------------------------------------
                                                             1997                         1996
                                                           --------                      -------
Revenue:
  Net patient service revenue                              $357,117                      $282,050
  Hospital management/professional services                  19,695                        19,371
  Reimbursable expenses                                      16,009                        14,580
                                                           --------                      --------
Net operating revenue                                       392,821                       316,001

Expenses:
  Salaries and benefits                                     155,597                       125,431
  Reimbursable expenses                                      16,009                        14,580
  Supplies                                                   54,673                        44,581
  Fees                                                       34,387                        27,346
  Other operating expenses                                   33,276                        26,609
  Provision for doubtful accounts                            30,411                        19,320
  Depreciation and amortization                              21,529                        17,811
  Interest                                                   10,370                        10,993
  Minority interest                                           1,144                           265
                                                           --------                      --------
                                                            357,396                       286,936
                                                           --------                      --------

Income before income taxes                                   35,425                        29,065
Provision for income taxes                                   14,064                        11,539
                                                           --------                      --------
Net income                                                 $ 21,361                      $ 17,526
                                                           ========                      ========

Net income per common share                                $   0.28                      $   0.23
                                                           ========                      ========

Weighted average common shares                               77,038                        75,164
                                                           ========                      ========



                            See accompanying notes.

              QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (IN THOUSANDS)

                                                               SEPTEMBER 30          JUNE 30
                                                                   1997                1997
                                                               ------------         ----------
ASSETS

Current assets:
 Cash and cash equivalents                                      $   15,418          $   19,008
 Accounts receivable, less allowance for doubtful
  accounts of $70,491 at September 30, 1997
  and $55,360 at June 30, 1997                                     276,603             248,732
Supplies                                                            33,796              31,622
Other                                                               49,517              31,739
                                                                ----------          ----------
 Total current assets                                              375,334             331,101

Property, plant and equipment, at cost:
 Land                                                               62,513              62,109
 Buildings and improvements                                        326,554             324,450
 Equipment                                                         473,295             462,726
 Construction in progress                                           32,297              21,192
                                                                ----------          ----------
                                                                   894,659             870,477
 Less accumulated depreciation                                     200,512             183,705
                                                                ----------          ----------
                                                                   694,147             686,772

Cost in excess of net assets acquired, net                         188,746             185,932
Unallocated purchase price                                          71,906               7,831
Other                                                               71,369              67,355
                                                                ----------          ----------


  Total assets                                                  $1,401,502          $1,278,991
                                                                ==========          ==========

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                SEPTEMBER 30     JUNE 30
                                                                                    1997           1997
                                                                               -------------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                        $   90,175      $   77,225
  Accrued salaries and benefits                                                    67,412          61,936
  Other current liabilities                                                        12,121           9,589
  Current maturities of long-term debt                                              1,889           1,869
                                                                               ----------      ----------
     Total current liabilities                                                    171,597         150,619

Long-term debt, less current maturities                                           602,878         519,940
Deferred income taxes                                                              30,702          38,249
Other liabilities and deferrals                                                    27,575          25,450
Minority interests in consolidated entities                                        27,701          26,618

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value;
    100,000 shares authorized; 74,282
    issued and outstanding at September 30,
    1997 and 74,137 at June 30, 1997                                                  743             741
  Additional paid-in capital                                                      274,262         272,692
  Retained earnings                                                               266,044         244,682
                                                                               ----------      ----------
                                                                                  541,049         518,115
                                                                               ----------      ----------

     Total liabilities and stockholders' equity                                $1,401,502      $1,278,991
                                                                               ==========      ==========



                            See accompanying notes.

              QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (IN THOUSANDS)

                                                                          THREE MONTHS
                                                                         ENDED SEPTEMBER 30
                                                                -----------------------------------
                                                                    1997                    1996
                                                                -----------              ----------
Net cash provided by operating activities                       $  31,315                $  38,350

Investing activities:
  Purchase of acquired companies                                  (81,879)                 (71,947)
  Purchase of property, plant and equipment                       (31,634)                 (20,523)
  Other                                                            (5,522)                    (837)
                                                                ---------                ---------
Net cash used in investing activities                            (119,035)                 (93,307)

Financing activities:
  Borrowings under bank debt                                      173,300                  101,000
  Repayments of bank debt                                         (90,200)                 (44,000)
  Other                                                             1,030                    3,554
                                                                ---------                ---------
Net cash provided by financing activities                          84,130                   60,554
                                                                ---------                ---------

Increase (decrease) in cash and cash equivalents                   (3,590)                   5,597
Cash and cash equivalents at beginning of period                   19,008                   20,382
                                                                ---------                ---------

Cash and cash equivalents at end of period                      $  15,418                $  25,979
                                                                =========                =========

Supplemental cash flow information:
  Interest paid                                                 $  (6,754)               $  (3,763)
                                                                =========                =========
  Income taxes paid                                               (13,027)                  (1,798)
                                                                =========                =========


                       See accompanying notes.

              QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997. Certain reclassifications have been made to the fiscal 1997 financial presentation to conform with fiscal 1998.

2.  NEWLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Basic earnings per share for the quarter ended September 30, 1997 and September 30, 1996 will be $.01 per share more than primary earnings per share. The amount of dilutive earnings per share will be the same as the amount of fully diluted earnings per share for all periods.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting standards for operating segment information disclosed in annual financial statements and in interim financial reports issued to shareholders. Under existing accounting standards, the Company has reported its operations as one line of business since its inception because substantially all of its revenues and operating profits have been derived from its acute care hospitals, affiliated health care entities and health care management services. The Company will adopt SFAS No. 131 beginning with its fiscal year ending June 30, 1999 and is presently evaluating the new standard in order to determine its effect, if any, on the way the Company might report its operations in the future.

3.  STOCK SPLIT

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

4.  ACQUISITIONS AND DIVESTITURES

During the three months ended September 30, 1997, the Company acquired one hospital and affiliated health care entities. During the three months ended September 30, 1996, the Company acquired two hospitals and affiliated health care entities. Hospital and affiliated business acquisitions are summarized as follows (in thousands):

                                                                       THREE MONTHS
                                                                           ENDED
                                                                       SEPTEMBER 30
                                                                       ------------
                                                                    1997           1996
                                                                    ----           ----
         Fair value of assets acquired                           $ 86,833       $ 90,280
         Fair value of liabilities assumed                         (4,954)        (9,569)
         Contributions from minority investors                         --         (8,764)
                                                                 --------       --------
         Net cash used for acquisitions                          $ 81,879       $ 71,947
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

The following unaudited pro forma results of operations give effect to the operations of the entities acquired in fiscal 1998 and 1997 as if the respective transactions had occurred at the beginning of the periods presented (in thousands, except per share data):

                                                                    THREE MONTHS
                                                                       ENDED
                                                                    SEPTEMBER 30
                                                                    ------------
                                                                1997            1996
                                                                ----            ----
         Net operating revenue                                $407,576       $373,640
         Net income                                             20,784         16,659
         Net income per common share                               .27            .22

The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

On September 25, 1997, the Company signed a letter of intent to form a joint venture with Universal Health Services, Inc. (UHS) to combine UHS's Valley Hospital and Summerlin Hospital with the Company's Desert Springs Hospital. The combined company will operate as a limited partnership, with UHS as the managing general partner with a 64 percent equity interest and the Company as the limited partner holding a 36 percent equity interest. The proposed transaction is subject to the completion of customary closing conditions and obtaining certain regulatory approvals.

5.  NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of shares of common stock outstanding, and common stock equivalents consisting of dilutive stock options.

6.  INCOME TAXES

The income tax provision recorded for the three months ended September 30, 1997 and 1996 differs from the expected income tax provision due to permanent differences and the provision for state income taxes.

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

Financial Instruments

Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. In fiscal 1997, the Company amended its 1993 interest rate swap agreements to effectively convert two borrowings of $50 million each from fixed-rate to floating-rate through September 16, 2001 and December 1, 2001. In addition, the Company entered into interest rate swap agreements which effectively convert $100 million and $200 million of floating-rate borrowings to fixed-rate borrowings through December 12, 2001 and March 20, 2002, respectively. For the three months ended September 30, 1997 and 1996, the Company received a weighted average rate of 5.8%, and paid a weighted average rate of 6.1% and 5.2%, respectively.

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

8.  SUBSEQUENT EVENTS

On October 31, 1997, the Company sold its remaining interest in an acute care hospital in Papillion, Nebraska.

On November 10, 1997, the Company's stockholders approved an amendment to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000. The additional shares of common stock are identical to the shares of common stock previously authorized.

On November 10, 1997, the Company's stockholders approved an amendment to the Company's qualified employee stock purchase plan to increase the number of shares reserved for issuance from 3,000,000 to 3,750,000.

On November 10, 1997, the Company's stockholders approved the 1997 Stock Option Plan. Under the plan, non-qualified and incentive stock options to purchase common stock may be granted to executive officers, other key employees and consultants. Stock options are generally granted at an exercise price equal to the fair market value at the date of grant and are exercisable over a period not to exceed ten years. The number of shares initially reserved for issuance was 3,000,000. No further options will be granted pursuant to the Company's Restated Stock Option Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

IMPACT OF ACQUISITIONS

         The Company was formed in July 1989 to acquire a hospital contract management business. On September 25, 1997, the Company signed a letter of intent to form a joint venture with Universal Health Services, Inc. (UHS) to combine UHS's Valley Hospital and Summerlin Hospital and the Company's Desert Springs Hospital with the Company owning a 36 percent limited partnership interest. The proposed transaction is subject to the completion of customary closing conditions and obtaining certain regulatory approvals. During the three months ended September 30, 1997, the Company acquired one hospital and affiliated health care entities. During fiscal 1997, the Company acquired five hospitals and affiliated health care entities (two during the three months ended September 30, 1996).

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

SELECTED OPERATING STATISTICS - OWNED HOSPITALS

         The following table sets forth certain operating statistics for the Company's owned hospitals for each of the periods presented. The results of the owned hospitals for the three months ended September 30, 1997 include three months of operations for nineteen hospitals and a partial period for one hospital acquired during such period. The results of the owned hospitals for the three months ended September 30, 1996 include three months of operations for fifteen hospitals and a partial period for one hospital acquired during such period.

                                                                                  Three Months
                                                                                      Ended
                                                                                  September 30
                                                                                  ------------
                                                                              1997           1996
                                                                              ----           ----
Number of hospitals at end of period                                              20             16
Licensed beds at end of period                                                 4,410          3,585
Beds in service at end of period                                               3,656          2,939
Admissions                                                                    32,066         26,740
Average length of stay (days)                                                    5.5            5.5
Patient days                                                                 176,030        147,481
Adjusted patient days                                                        291,182        231,622
Occupancy rates (average licensed beds)                                         44.8%          45.0%
Occupancy rates (average beds in service)                                       54.2%          55.0%
Gross inpatient revenues (in thousands)                                     $389,614       $321,732
Gross outpatient revenues (in thousands)                                    $254,870       $183,555


RESULTS OF OPERATIONS

         The table below reflects the percentage of net operating revenue represented by various categories in the Condensed Consolidated Statements of Income and the percentage change in the related dollar amounts. The results of operations for the periods presented include hospitals from their acquisition dates as discussed above.

                                                                         Percentage
                                                Three Months             Increase
                                                    Ended                (Decrease)
                                                September 30             of Dollar
                                                ------------              Amounts
                                            1997           1996          ----------
                                            ----           ----
Net operating revenue                       100.0%         100.0%          24.3%
Operating expenses (1)                       82.6           81.6           25.8
                                            -----          -----          -----
EBITDA (2)                                   17.4           18.4           17.8
Depreciation and amortization                 5.5            5.6           20.9
Interest                                      2.6            3.5           (5.7)
Minority interest                              .3             .1          331.7
                                            -----          -----          -----
Income before income taxes                    9.0            9.2           21.9
Provision for income taxes                    3.6            3.7           21.9
                                            -----          -----          -----
Net income                                    5.4%           5.5%          21.9%
                                            =====          =====          =====

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

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         The Company's net operating revenue was $392.8 million for the three months ended September 30, 1997, compared to $316.0 million for the comparable period of fiscal 1996, an increase of $76.8 million or 24%. This increase was attributable to, among other things, five hospital acquisitions, a 10% increase in revenue generated by hospitals owned during both periods (calculated by comparing the same periods in both fiscal periods for hospitals owned for one year or more) and a 5% increase in management services revenue.

         Operating expenses as a percent of net operating revenue increased to 82.6% for the three months ended September 30, 1997 from 81.6% for the three months ended September 30, 1996 which was primarily attributable to the fiscal 1997 and 1998 acquisitions of owned hospitals. Operating expenses as a percentage of net operating revenue for the Company's owned hospitals increased to 83.1% for the three months ended September 30, 1997 from 81.8% for the three months ended September 30, 1996. For the Company's hospitals owned during both periods, operating expenses as a percentage of net operating revenue increased to 82.4% for the three months ended September 30, 1997 from 82.2% for the three months ended September 30, 1996, which was primarily attributable to an increase in bad debt expense.

         EBITDA as a percent of net operating revenue was 17.4% for the three months ended September 30, 1997 compared to 18.4% for the three months ended September 30, 1996. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 16.9% for the three months ended September 30, 1997 compared to 18.2% for the three months ended September 30, 1996. EBITDA as a percent of net operating revenue for the Company's hospitals owned during both periods was 17.6% for the three months ended September 30, 1997 compared to 17.8% for the three months ended September 30, 1996. EBITDA as a percent of net operating revenue for the Company's management services business was 22.4% for the three months ended September 30, 1997 compared to 20.4% for the three months ended September 30, 1996.

         Depreciation and amortization expense as a percent of net operating revenue decreased to 5.5% for the three months ended September 30, 1997 from 5.6% for the three months ended September 30, 1996. Interest expense as a percent of net operating revenue decreased to 2.6% for the three months ended September 30, 1997 from 3.5% for the three months ended September 30, 1996 due to the replacement of subordinated debt with bank debt in fiscal 1997 and a reduction in interest rates and repayments of bank debt with cash flow generated from operations. The provision for income taxes as a percent of net operating revenue decreased to 3.6% for the three months ended September 30, 1997 from 3.7% for the three months ended September 30, 1996 which was primarily attributable to a relative change in pretax income. Minority interest expense as a percent of net operating revenue increased to .3% for the three months ended September 30, 1997 from .1% for the three months ended September 30, 1996 which was primarily attributable to the sale of a minority interest at one hospital and the fiscal 1997 acquisitions.

         Net income as a percent of net operating revenue was 5.4% for the three months ended September 30, 1997 compared to 5.5% for the three months ended September 30, 1996. This decrease was primarily attributable to the fiscal 1997 and 1998 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had working capital of $203.7 million, including cash and cash equivalents of $15.4 million. The ratio of current assets to current liabilities was 2.2 to 1.0 at September 30, 1997 and June 30, 1997.

         The Company's cash requirements excluding acquisitions have historically been funded by cash generated from operations. Cash generated from operations was $31.3 million and $38.4 million for the three months ended September 30, 1997 and 1996, respectively. The decrease is primarily due to income tax payments.

         Capital expenditures excluding acquisitions for the three months ended September 30, 1997 and 1996 were $31.6 million and $20.5 million, respectively. The management services business does not require significant capital expenditures. Capital expenditures for owned hospitals may vary from year to year depending on facility improvements and service enhancements undertaken by the hospitals. The Company has begun construction of a replacement hospital in Florence, South Carolina with fiscal 1998 capital expenditures of up to $60 million and a total project cost of approximately $85 million. In fiscal 1998, the Company expects to make capital expenditures from $130 million to $150 million, including the replacement hospital and excluding acquisitions.

         During the three months ended September 30, 1997, the Company acquired one hospital and affiliated health care entities for approximately $81.9 million. During fiscal 1997, the Company acquired five hospitals and affiliated health care entities for approximately $184.6 million. The Company also sold a minority interest in an acute care hospital in Papillion, Nebraska in fiscal 1997 and sold its remaining interests on October 31, 1997.

         On September 25, 1997, the Company signed a letter of intent to form a joint venture with UHS to combine UHS's Valley Hospital and Summerlin Hospital with the Company's Desert Springs Hospital. The combined company will operate as a limited partnership, with UHS as the managing general partner with a 64 percent equity interest and the Company as the limited partner holding a 36 percent equity interest. The proposed transaction is subject to the completion of customary closing conditions and obtaining certain regulatory approvals.

         The Company intends to acquire additional acute care facilities, and is actively seeking out such acquisitions. There can be no assurance that the Company will not require additional debt or equity financing for any particular acquisition. Also, the Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for its acquisition program or other needs. At September 30, 1997, the Company had $447.0 million outstanding under its Revolving Line of Credit.

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

         On November 10, 1997, the Company's stockholders approved an amendment to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000. The additional shares of common stock are identical to the shares of common stock previously authorized.

         On November 10, 1997, the Company's stockholders approved an amendment to the Company's qualified employee stock purchase plan to increase the number of shares reserved for issuance from 3,000,000 to 3,750,000.

         On November 10, 1997, the Company's stockholders approved the 1997 Stock Option Plan. Under the plan, non-qualified and incentive stock options to purchase common stock may be granted to executive officers, other key employees and consultants. Stock options are generally granted at an exercise price equal to the fair market value at the date of grant and are exercisable over a period not to exceed ten years. The number of shares initially reserved for issuance was 3,000,000. No further options will be granted pursuant to the Company's Restated Stock Option Plan.

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

         Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement is consummated. During fiscal year 1997, the Company amended its 1993 interest rate swap agreements to effectively convert two borrowings of $50 million each from fixed-rate to floating-rate through September 16, 2001 and December 1, 2001. In addition, the Company entered into interest rate swap agreements which effectively convert $100 million and $200 million of floating-rate borrowings to fixed-rate borrowings through December 12, 2001 and March 20, 2002, respectively. For the three months ended September 30, 1997 and 1996, the Company received a weighted average rate of 5.8% and paid a weighted average rate of 6.1% and 5.2%, respectively.

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

         In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. Basic earnings per share for the first quarter ended September 30, 1997 and September 30, 1996 will be $.01 per share more than primary earnings per share. The amount of dilutive earnings per share will be the same as the amount of fully diluted earnings per share for all periods.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting standards for operating segment information disclosed in annual financial statements and in interim financial reports issued to shareholders. Under existing accounting standards, the Company has reported its operations as one line of business since its inception because substantially all of its revenues and operating profits have been derived from its acute care hospitals, affiliated health care entities and health care management services. The Company will adopt SFAS No. 131 beginning with its fiscal year ending June 30, 1999 and is presently evaluating the new standard in order to determine its effect, if any, on the way the Company might report its operations in the future.

GENERAL

         The federal Medicare program and state Medicaid programs accounted for approximately 55% and 56% of gross patient service revenue for the years ended June 30, 1997 and 1996, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient. The payment rate increases have historically been less than actual inflation.

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

         In addition, states, insurance companies and employers are actively negotiating amounts paid to hospitals, which are typically lower than their standard rates. The trend toward managed care, including health maintenance organizations, preferred provider organizations and various other forms of managed care, may adversely affect hospitals' ability, including the Company's hospitals, to maintain their current rate of net revenue growth and operating margins.

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

         The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals was approximately 39.5% and 36.3% of gross patient service revenue for the three months ended September 30, 1997 and 1996, respectively.

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

         The Company's owned hospitals accounted for 91% of the Company's net operating revenue for the three months ended September 30, 1997 compared to 89% for the three months ended September 30, 1996. Carolinas Hospital System, Desert Springs Hospital, Flowers Hospital, Gadsden Regional Medical Center and Lutheran Hospital of Indiana accounted for approximately 50% of the Company's net operating revenue for the three months ended September 30, 1997.

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

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Report, including, without limitation, statements containing the words "believes,"
"anticipates,"

"intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid payment levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                      PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

         (a) Exhibits. The exhibits filed as part of this Report are listed in the Index to Exhibits immediately following the signature page.


         (b) The following Reports on Form 8-K were filed during the quarter ended September 30, 1997:

         1. The Company filed a Report on Form 8-K dated August 19, 1997, to report a stock dividend declared by the Board of Directors to effect a 3-for-2 stock split, payable on September 16, 1997, to all holders of record as of the Record Date of September 2, 1997. The report included as an exhibit the press release which announced the stock split.

         1. The Company filed a Report on Form 8-K dated September 1, 1997, to report the acquisition by an affiliate of Methodist Hospital of Hattiesburg, a 211-bed acute care hospital located in Hattiesburg, Mississippi. The report included as an exhibit the press release which announced the acquisition.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    QUORUM HEALTH GROUP, INC.



Date: November 12, 1997             By:/s/ Steve B. Hewett
                                       -----------------------------
                                           Steve B. Hewett
                                           Vice President (Chief
                                           Financial Officer)

                             Exhibit Index




Exhibit No.


    11       Computation of Earnings Per Share


    27       Financial Data Schedule (for SEC use only)