Form 10-Q
period 1997-12-31
QUORUM HEALTH GROUP INC
filed 1998-02-17
CIK 854694

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1997

                                       OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________  to ____________

                       Commission file number 33-31717-A

                           QUORUM HEALTH GROUP, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                            62-1406040
                  --------                            ----------
         (State of incorporation)                  (I.R.S. Employer
                                                   Identification No.)

           103 Continental Place, Brentwood, Tennessee      37027
           ----------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

                                 (615) 371-7979
                                 --------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at February 10, 1998
-----                                        --------------------------------
Common Stock, $.01 Par Value                   74,837,246 Shares


-------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS
                                                              ENDED DECEMBER 31
                                                          ---------------------------
                                                             1997             1996
                                                          ----------       ----------
Revenue:
  Net patient service revenue                             $373,503         $ 308,806
  Hospital management/professional services                 19,743            18,821
  Reimbursable expenses                                     15,649            14,510
                                                          --------         ---------
Net operating revenue                                      408,895           342,137

Expenses:
  Salaries and benefits                                    162,947           136,455
  Reimbursable expenses                                     15,649            14,510
  Supplies                                                  55,338            46,619
  Fees                                                      37,479            31,544
  Other operating expenses                                  33,302            27,680
  Provision for doubtful accounts                           29,474            22,259
  Depreciation and amortization                             22,533            18,297
  Interest                                                  10,859            11,435
  Minority interest                                            832                (8)
                                                          --------         ---------
                                                           368,413           308,791
                                                          --------         ---------
Income before income taxes                                  40,482            33,346
Provision for income taxes                                  16,071            13,238
                                                          --------         ---------
Net income                                                $ 24,411         $  20,108
                                                          ========         =========

Net income per common share:
  Basic                                                   $   0.33         $    0.27
                                                          ========         =========
  Diluted                                                 $   0.32         $    0.27
                                                          ========         =========

Weighted average common shares :
  Basic                                                     74,406            73,148
                                                          ========         =========
  Diluted                                                   76,800            75,413
                                                          ========         =========

                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              SIX MONTHS
                                                           ENDED DECEMBER 31
                                                       ------------------------
                                                         1997            1996
                                                       --------        --------
Revenue:
  Net patient service revenue                          $730,620        $590,856
  Hospital management/professional services              39,438          38,192
  Reimbursable expenses                                  31,658          29,090
                                                       --------        --------
Net operating revenue                                   801,716         658,138

Expenses:
  Salaries and benefits                                 318,544         261,886
  Reimbursable expenses                                  31,658          29,090
  Supplies                                              110,010          91,200
  Fees                                                   71,866          58,890
  Other operating expenses                               66,580          54,289
  Provision for doubtful accounts                        59,884          41,579
  Depreciation and amortization                          44,062          36,108
  Interest                                               21,229          22,428
  Minority interest                                       1,976             257
                                                       --------        --------
                                                        725,809         595,727
                                                       --------        --------
Income before income taxes                               75,907          62,411
Provision for income taxes                               30,135          24,777
                                                       --------        --------
Net income                                             $ 45,772        $ 37,634
                                                       ========        ========
Net income per common share:
  Basic                                                $   0.62        $   0.51
                                                       ========        ========
  Diluted                                              $   0.60        $   0.50
                                                       ========        ========

Weighted average common shares:
  Basic                                                  74,309          73,096
                                                       ========        ========
  Diluted                                                76,726          75,217
                                                       ========        ========

                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                           DECEMBER 31       JUNE 30
                                                              1997             1997
                                                        ----------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                                $   14,929     $   19,008
  Accounts receivable, less allowance for doubtful
   accounts of $74,892 at December 31, 1997
   and $55,360 at June 30, 1997                               289,472        248,732
  Supplies                                                     34,432         31,622
  Other                                                        46,287         31,739
                                                           ----------     ----------
   Total current assets                                       385,120        331,101

Property, plant and equipment, at cost:
  Land                                                         63,185         62,109
  Buildings and improvements                                  321,883        324,450
  Equipment                                                   479,784        462,726
  Construction in progress                                     52,327         21,192
                                                           ----------     ----------
                                                              917,179        870,477
  Less accumulated depreciation                               218,032        183,705
                                                           ----------     ----------
                                                              699,147        686,772

Cost in excess of net assets acquired, net                    190,860        185,932
Unallocated purchase price                                     72,151          7,831
Other                                                          70,010         67,355
                                                           ----------     ----------

     Total assets                                          $1,417,288     $1,278,991
                                                           ==========     ==========

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      DECEMBER 31          JUNE 30
                                                         1997               1997
                                                     -------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                $   84,951         $   77,225
  Accrued salaries and benefits                            66,715             61,936
  Other current liabilities                                 9,939              9,589
  Current maturities of long-term debt                      1,200              1,869
                                                       ----------         ----------
    Total current liabilities                             162,805            150,619

Long-term debt, less current maturities                   602,886            519,940
Deferred income taxes                                      28,778             38,249
Other liabilities and deferrals                            28,188             25,450
Minority interests in consolidated entities                26,195             26,618

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value;
    300,000 shares authorized; 74,515
    issued and outstanding at December 31,
    1997 and 74,137 at June 30, 1997                          745                741
  Additional paid-in capital                              277,237            272,692
  Retained earnings                                       290,454            244,682
                                                       ----------         ----------
                                                          568,436            518,115
                                                       ----------         ----------

    Total liabilities and stockholders' equity         $1,417,288         $1,278,991
                                                       ==========         ==========

                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS
                                                             ENDED DECEMBER 31
                                                      -----------------------------
                                                         1997              1996
                                                      ----------       ------------
Net cash provided by operating activities             $   51,673        $   72,801

Investing activities:
  Purchase of acquired companies                         (83,467)         (170,413)
  Purchase of property, plant and equipment              (68,190)          (35,881)
  Proceeds from sale of assets                            14,695                --
  Other                                                   (3,447)           (1,335)
                                                      ----------        ----------
Net cash used in investing activities                   (140,409)         (207,629)

Financing activities:
  Borrowings under bank debt                             250,200           241,000
  Repayments of bank debt                               (164,100)         (113,000)
  Proceeds from issuance of common stock, net              3,263             1,493
  Other                                                   (4,706)              500
                                                      ----------        ----------
Net cash provided by financing activities                 84,657           129,993
                                                      ----------        ----------

Decrease in cash and cash equivalents                     (4,079)           (4,835)
Cash and cash equivalents at beginning of period          19,008            20,382
                                                      ----------        ----------

Cash and cash equivalents at end of period            $   14,929        $   15,547
                                                      ==========        ==========

Supplemental cash flow information:
  Interest paid                                       $  (22,027)       $  (21,111)
                                                      ==========        ==========
  Income taxes paid                                   $  (37,597)       $  (23,975)
                                                      ==========        ==========



                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997. Certain reclassifications have been made to the fiscal 1997 financial presentation to conform with fiscal 1998.

2.  NEWLY ISSUED ACCOUNTING STANDARDS

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting standards for operating segment information disclosed in annual financial statements and in interim financial reports issued to shareholders. Under existing accounting standards, the Company has reported its operations as one line of business since its inception because substantially all of its revenues and operating profits have been derived from its acute care hospitals, affiliated health care entities and health care management services. The Company will adopt SFAS No. 131 beginning with its fiscal year ending June 30, 1999 and is presently evaluating the new standard in order to determine its effect, if any, on the way the Company might report its operations in the future.

3.  ACQUISITIONS AND DIVESTITURES

During the six months ended December 31, 1997, the Company acquired one hospital and affiliated health care entities and sold its remaining interest in a hospital. During the six months ended December 31, 1996, the Company acquired four hospitals and affiliated health care entities. Hospital and affiliated business acquisitions are summarized as follows (in thousands):

                                                           SIX MONTHS
                                                             ENDED
                                                           DECEMBER 31
                                                          ------------
                                                      1997             1996
                                                      ----             ----
Fair value of assets acquired                      $ 90,066         $ 205,809
Fair value of liabilities assumed                    (6,599)          (21,675)
Contributions from minority investors                    --           (13,721)
                                                   --------         ---------
Net cash used for acquisitions                     $ 83,467         $ 170,413
                                                   ========         =========

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

The following unaudited pro forma results of operations give effect to the operations of the entities acquired and divested in fiscal 1998 and 1997 as if the respective transactions had occurred at the beginning of the periods presented (in thousands, except per share data):

                                           THREE MONTHS                  SIX MONTHS
                                              ENDED                        ENDED
                                           DECEMBER 31                   DECEMBER 31
                                           -----------                   -----------
                                       1997          1996            1997            1996
                                       ----          ----            ----            ----
Net operating revenue              $ 405,632     $ 377,813       $ 803,796       $ 743,960
Net income                            21,892        19,071          42,001          35,513
Net income per common share:
    Basic                                .29           .26             .57             .49
    Diluted                              .29           .25             .55             .47

The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

4.  LONG-TERM DEBT

On December 15, 1997, the Company redeemed its remaining $2.2 million 11.875% Senior Subordinated Notes at 1.05875%.

5.  STOCKHOLDERS' EQUITY AND STOCK BENEFIT PLANS

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

6.  NET INCOME PER COMMON SHARE

In 1997, the FASB issued SFAS No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                            THREE MONTHS            SIX MONTHS
                                               ENDED                  ENDED
                                             DECEMBER 31            DECEMBER 31
                                            ------------            -----------
                                          1997        1996        1997        1996
                                          ----        ----        ----        ----
Numerator:
   Net income                            $24,411     $20,108     $45,772     $37,634
                                         =======     =======     =======     =======

Denominator:
    Basic earnings per share -
      weighted-average shares             74,406      73,148      74,309      73,096
    Effect of dilutive stock options       2,394       2,265       2,417       2,121
                                         -------     -------     -------     -------

Diluted earnings per share -
    adjusted weighted-average shares      76,800      75,413      76,726      75,217
                                         =======     =======     =======     =======

Basic earnings per share                 $  0.33     $  0.27     $  0.62     $  0.51
                                         =======     =======     =======     =======
Diluted earnings per share               $  0.32     $  0.27     $  0.60     $  0.50
                                         =======     =======     =======     =======

7.  LEASES

On November 26, 1997, the Company entered into a five-year $150 million End Loaded Lease Financing (ELLF) agreement to provide a financing option for future acquisitions and/or construction. This financing option is in addition to the Company's $850 million revolving line of credit. The ELLF interest rate margins and facility fee rates are substantially the same as the Company's revolving line of credit. All lease payments under the agreement are guaranteed by the Company. In connection with the ELLF, the Company amended its unsecured revolving line of credit to extend the credit agreement expiration date by six months to November 26, 2002 to coincide with the expiration date of the ELLF.

8.  INCOME TAXES

The income tax provision recorded for the three months and six months ended December 31, 1997 and 1996 differs from the expected income tax provision due to permanent differences and the provision for state income taxes.

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

Income Taxes

The Internal Revenue Service (IRS) is in the process of conducting examinations of the Company's federal income tax returns for the fiscal years ended June 30, 1993 through 1995. The Company has reached a settlement with the IRS in connection with its examination of the Company's federal income tax returns for the fiscal years ended June 30, 1990 through 1992. The settlement did not have a material effect on the Company's results of operations or financial position.

Financial Instruments

Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. In fiscal 1997, the Company amended its 1993 interest rate swap agreements to effectively convert two borrowings of $50 million each from fixed-rate to floating-rate through September 16, 2001 and December 1, 2001, respectively. In addition, the Company entered into interest rate swap agreements which effectively convert $100 million and $200 million of floating-rate borrowings to fixed-rate borrowings through December 12, 2001 and March 20, 2002, respectively. During the six months ended December 31, 1997, the Company entered into interest rate swap agreements which effectively convert two borrowings of $50 million each from floating-rate to fixed-rate through December 30, 2002. For the six months ended December 31, 1997 and 1996, the Company received a weighted average rate of 5.8% and 5.8%, respectively, and paid a weighted average rate of 6.1% and 5.6%, respectively.

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

10.  SUBSEQUENT EVENTS

Effective February 1, 1998, the Company and Universal Health Services, Inc.
(UHS) formed Valley Health System LLC and Summerlin Hospital Medical Center LLC. UHS contributed Valley Hospital Medical Center and the Company contributed Desert Springs Hospital in exchange for equity interests of 72.5 percent and
27.5 percent, respectively, in Valley Health System LLC. The Company paid approximately $23 million in exchange for a 26.1 percent interest in Summerlin Hospital Medical Center LLC. There will be working capital settlements to maintain the respective ownership interests of each party. The Company will account for its investment in the joint ventures using the equity method of accounting and anticipates a $15 to $17 million charge after taxes related to the writedown of goodwill.

In January 1998, the Company entered into interest rate swap agreements effective March 1998 to replace its existing $100 million and $200 million agreements. The new five year agreements allow the Company to convert $100 million and $200 million of floating-rate borrowings to fixed-rate borrowings with effective rates of 5.71% and 5.97%, respectively, and allow the counterparty a one-time option at the end of the initial term to extend the swaps for an incremental five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

IMPACT OF ACQUISITIONS

         During the six months ended December 31, 1997, the Company acquired one hospital and affiliated health care entities and sold its remaining interest in a hospital. During fiscal 1997, the Company acquired five hospitals and affiliated health care entities (four during the six months ended December 31, 1996).

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

SELECTED OPERATING STATISTICS - OWNED HOSPITALS

         The following table sets forth certain operating statistics for the Company's owned hospitals for each of the periods presented. The results of the owned hospitals for the three months ended December 31, 1997 include three months of operations for nineteen hospitals and a partial period for one hospital divested during such period. The results of the owned hospitals for the three months ended December 31, 1996 include three months of operations for sixteen hospitals and a partial period for two hospitals acquired during such period. The results of the owned hospitals for the six months ended December 31, 1997 include six months of operations for eighteen hospitals and a partial period for one hospital acquired and one hospital divested during such period. The results of the owned hospitals for the six months ended December 31, 1996 include six months of operations for fifteen hospitals and a partial period for three hospitals acquired during such period.

                                                                   Three Months                         Six Months
                                                                      Ended                                Ended
                                                                   December 31                          December 31
                                                                   -----------                          -----------
                                                              1997              1996              1997              1996
                                                              ----              ----              ----              ----
Number of hospitals at end of period                              19                18                19                18
Licensed beds at end of period                                 4,202             4,113             4,202             4,113
Beds in service at end of period                               3,466             3,416             3,466             3,416
Admissions                                                    33,350            28,881            65,416            55,621
Average length of stay (days)                                    5.5               5.5               5.5               5.5
Patient days                                                 182,412           160,043           358,442           307,524
Adjusted patient days                                        299,705           250,400           590,887           482,022
Occupancy rates (average licensed beds)                        46.4%             45.6%             45.6%             45.3%
Occupancy rates (average beds in service)                      56.0%             55.2%             55.1%             55.1%
Gross inpatient revenues (in thousands)                     $401,417          $346,075          $791,031          $667,807
Gross outpatient revenues (in thousands)                    $258,103          $195,378          $512,973          $378,933





RESULTS OF OPERATIONS

         The table below reflects the percentage of net operating revenue represented by various categories in the Condensed Consolidated Statements of Income and the percentage change in the related dollar amounts. The results of operations for the periods presented include hospitals from their acquisition dates as discussed above.

                                                         Percentage
                                         Three Months     Increase
                                           Ended         (Decrease)
                                         December 31     of Dollar
                                         -----------      Amounts
                                     1997       1996      -------
                                     ----      ----
Net operating revenue               100.0%     100.0%     19.5%
Operating expenses (1)               81.7       81.6      19.8
                                    -----      -----      ----
EBITDA (2)                           18.3       18.4      18.4
Depreciation and amortization         5.5        5.3      23.2
Interest                              2.7        3.3      (5.0)
Minority interest                     0.2        0.0
                                    -----      -----      ----
Income before income taxes            9.9        9.8      21.4
Provision for income taxes            3.9        3.9      21.4
                                    -----      -----      ----
Net income                            6.0%       5.9%     21.4%
                                    =====      =====      ====

                                                              Percentage
                                          Six Months           Increase
                                            Ended             (Decrease)
                                          December 31          of Dollar
                                          -----------           Amounts
                                                                -------
                                         1997        1996
                                         ----        ----
Net operating revenue                    100.0%      100.0%      21.8%
Operating expenses (1)                    82.1        81.6       22.6
                                         -----       -----       ----
EBITDA (2)                                17.9        18.4       18.1
Depreciation and amortization              5.5         5.5       22.0
Interest                                   2.7         3.4       (5.3)
Minority interest                          0.2         0.0         --
                                         -----       -----       ----
Income before income taxes                 9.5         9.5       21.6
Provision for income taxes                 3.8         3.8       21.6
                                         -----       -----       ----
Net income                                 5.7%        5.7%      21.6%
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

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

         The Company's net operating revenue was $408.9 million for the three months ended December 31, 1997, compared to $342.1 million for the comparable period of fiscal 1996, an increase of $66.8 million or 20%. This increase was attributable to, among other things, four hospital acquisitions, an 8% increase in revenue generated by hospitals owned during both periods (calculated by comparing the same periods in both fiscal periods for hospitals owned for one year or more), including additional revenues from Medicare and Medicaid programs, and a 6% increase in management services revenue.

         Operating expenses as a percent of net operating revenue increased to 81.7% for the three months ended December 31, 1997 from 81.6% for the three months ended December 31, 1996 which was primarily attributable to the fiscal 1997 and 1998 acquisitions of owned hospitals. Operating expenses as a percentage of net operating revenue for the Company's owned hospitals increased to 82.4% for the three months ended December

31, 1997 from 82.0% for the three months ended December 31, 1996. For the Company's hospitals owned during both periods, operating expenses as a percentage of net operating revenue decreased to 82.0% for the three months ended December 31, 1997 from 82.1% for the three months ended December 31, 1996.

         EBITDA as a percent of net operating revenue was 18.3% for the three months ended December 31, 1997 compared to 18.4% for the three months ended December 31, 1996. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 17.6% for the three months ended December 31, 1997 compared to 18.0% for the three months ended December 31, 1996. EBITDA as a percent of net operating revenue for the Company's hospitals owned during both periods was 18.0% for the three months ended December 31, 1997 compared to 17.9% for the three months ended December 31, 1996. EBITDA as a percent of net operating revenue for the Company's management services business was 25.5% for the three months ended December 31, 1997 compared to 22.1% for the three months ended December 31, 1996.

         Depreciation and amortization expense as a percent of net operating revenue increased to 5.5% for the three months ended December 31, 1997 from 5.3% for the three months ended December 31, 1996 primarily due to the completion of various construction and renovation projects. Interest expense as a percent of net operating revenue decreased to 2.7% for the three months ended December 31, 1997 from 3.3% for the three months ended December 31, 1996 due to the replacement of subordinated debt with bank debt in fiscal 1997, a reduction in interest rates and repayments of bank debt with cash flow generated from operations. The provision for income taxes as a percent of net operating revenue was 3.9% for the three months ended December 31, 1997 and 1996. Minority interest expense as a percent of net operating revenue increased to 0.2% for the three months ended December 31, 1997 from 0.0% for the three months ended December 31, 1996 which was primarily attributable to the fiscal 1997 acquisitions.

         Net income as a percent of net operating revenue was 6.0% for the three months ended December 31, 1997 compared to 5.9% for the three months ended December 31, 1996.

Six Months Ended December 31, 1997 compared to Six Months Ended December
31, 1996

         The Company's net operating revenue was $801.7 million for the six months ended December 31, 1997 compared to $658.1 million for the comparable period of fiscal 1997, an increase of $143.6 million or 22%. This increase was attributable to, among other things, five hospital acquisitions, a 9% increase in revenue generated by hospitals owned during both periods, including additional revenues from Medicare and Medicaid programs, and a 6% increase in management services revenue.

         Operating expenses as a percent of net operating revenue increased to 82.1% for the six months ended December 31, 1997 from 81.6% for the six months ended December 31, 1996 which was primarily attributable to the fiscal 1997 and 1998 acquisitions of owned hospitals and an increase in bad debt expense. Operating expenses as a percentage of net operating revenue for the Company's owned hospitals increased to 82.7% for the six months ended December 31, 1997 from 81.9% for the six months ended December 31, 1996. For the Company's hospitals owned during both periods, operating expenses as a percentage of net operating revenue increased to 82.3% for the six months ended December 31, 1997 from 82.1% for the six months ended December 31, 1996 which was primarily attributable to an increase in bad debt expense.

         EBITDA as a percent of net operating revenue was 17.9% for the six months ended December 31, 1997 compared to 18.4% for the six months ended December 31, 1996. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 17.3% for the six months ended December 31, 1997 compared to 18.1% for the six months ended December 31, 1996. EBITDA as a percent of net operating revenue for the Company's hospitals owned during both periods was 17.7% for the six months ended December 31, 1997 compared to 17.9% for the six months ended December 31, 1996. EBITDA as a percent of net operating revenue for the Company's management services business was 23.9% for the six months ended December 31, 1997 compared to 21.3% for the six months ended December 31, 1996.

         Depreciation and amortization expense as a percent of net operating revenue was 5.5% for the six months ended December 31, 1997 and 1996. Interest expense as a percent of net operating revenue decreased to 2.7% for the six months ended December 31, 1997 from 3.4% for the six months ended December 31, 1996 due to the replacement of subordinated debt with bank debt in fiscal 1997, a reduction in interest rates and repayments of bank debt with cash flow generated from operations. The provision for income taxes as a percent of net operating revenue was 3.8% for the six months ended December 31, 1997 and 1996. Minority interest expense as a percent of net operating revenue increased to .2% for the six months ended December 31, 1997 from 0.0% for the six months ended December 31, 1996 which was primarily attributable to the fiscal 1997 acquisitions.

         Net income as a percent of net operating revenue was 5.7% for the six months ended December 31, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had working capital of $222.3 million, including cash and cash equivalents of $14.9 million. The ratio of current assets to current liabilities was 2.4 to 1.0 at December 31, 1997 compared to 2.2 to 1.0 at June 30, 1997.

         The Company's cash requirements excluding acquisitions have historically been funded by cash generated from operations. Cash generated from operations was $50.4 million and $72.8 million for the six months ended December 31, 1997 and 1996, respectively. The decrease is primarily due to a fiscal 1998 increase in accounts receivable at three hospitals, which the Company is addressing.

         Capital expenditures excluding acquisitions for the six months ended December 31, 1997 and 1996 were $68.2 million and $35.9 million, respectively. Capital expenditures may vary from year to year depending on facility improvements and service enhancements undertaken by the owned hospitals. The Company has begun construction of a replacement hospital in Florence, South Carolina with fiscal 1998 capital expenditures of up to $60 million and a total project cost of approximately $85 million. In fiscal 1998, the Company expects to make capital expenditures from $130 million to $150 million, including the replacement hospital and excluding acquisitions.

         Effective February 1, 1998, the Company and Universal Health Services, Inc. (UHS) formed Valley Health System LLC and Summerlin Hospital Medical Center LLC. UHS contributed Valley Hospital Medical Center and the Company contributed Desert Springs Hospital in exchange for equity interests of 72.5 percent and
27.5 percent, respectively, in Valley Health System LLC. The Company paid approximately $23 million in exchange for a 26.1 percent interest in Summerlin Hospital Medical Center LLC. There will be working capital settlements to maintain the respective ownership interests of each party. The Company will account for its investment in the joint ventures using the equity method of accounting and anticipates a $15 to $17 million charge after taxes related to the writedown of goodwill.

         During the six months ended December 31, 1997, the Company acquired one hospital and affiliated health care entities for approximately $90.1 million and sold the remaining interest in an acute care hospital in Papillion, Nebraska. During fiscal 1997, the Company acquired five hospitals and affiliated health care entities for approximately $184.6 million. The Company also sold a minority interest in the hospital in Nebraska in fiscal 1997.

         The Company intends to acquire additional acute care facilities, and is actively seeking out such acquisitions. The Company is continually evaluating various structures to serve existing local healthcare delivery markets. These structures could include joint ventures with other hospital owners or physicians.

         Also, the Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for its acquisition program or other needs. At December 31, 1997, the Company had $450 million outstanding under its Revolving Line of Credit.

         On November 26, 1997, the Company entered into a five-year $150 million End Loaded Lease Financing (ELLF) agreement to provide a financing option for future acquisitions and/or construction. This financing option is in addition to the Company's $850 million revolving line of credit. The ELLF interest rate margins and facility fee rates are substantially the same as the Company's revolving line of credit. All lease payments under the agreement are guaranteed by the Company. In connection with the ELLF, the Company amended its unsecured revolving line of credit to extend the credit agreement expiration date by six months to November 26, 2002 to coincide with the expiration date of the ELLF.

         On December 15, 1997, the Company redeemed its remaining $2.2 million 11.875% Senior Subordinated Notes at 1.05875%.

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

         The Internal Revenue Service (IRS) is in the process of conducting examinations of the Company's federal income tax returns for the fiscal years ended June 30, 1993 through 1995. The Company has reached a settlement with the IRS in connection with its examination of the Company's federal income tax returns for the fiscal years ended June 30, 1990 through 1992. The settlement did not have a material effect on the Company's results of operations or financial position.

         Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. In fiscal 1997, the Company amended its 1993 interest rate swap agreements to effectively convert two borrowings of $50 million each from fixed-rate to floating-rate through September 16, 2001 and December 1, 2001, respectively. In addition, the Company entered into interest rate swap agreements which effectively convert $100 million and $200 million of floating-rate borrowings to fixed-rate borrowings through December 12, 2001 and March 20, 2002, respectively. During the six months ended December 31, 1997, the Company entered into interest rate swap agreements which effectively convert two borrowings of $50 million each from floating-rate to fixed-rate through December 30, 2002. For the six months ended December 31, 1997 and 1996, the Company received a weighted average rate of 5.8% and 5.8%, respectively, and paid a weighted average rate of 6.1% and 5.6%, respectively. In January 1998, the Company entered into interest rate swap agreements effective March 1998 to replace its existing $100 million and $200 million agreements. The new five year agreements allow the Company to convert $100 million and $200 million of floating-rate borrowings to fixed-rate borrowings with effective rates of 5.71% and 5.97%, respectively, and allow the counterparty a one-time option at the end of the initial term to extend the swaps for an incremental five years.

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

         In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting standards for operating segment information disclosed in annual financial statements and in interim financial reports issued to shareholders. Under existing accounting standards, the Company has reported its operations as one line of business since its inception because substantially all of its revenues and operating profits have been derived from its acute care hospitals, affiliated health care entities and health care management services. The Company will adopt SFAS No. 131 beginning with its fiscal year ending June 30, 1999 and is presently evaluating the new standard in order to determine its effect, if any, on the way the Company might report its operations in the future.

         In 1997, the FASB issued SFAS No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements.

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

         Both federal and state legislators are continuing to scrutinize the health care industry for the purpose of reducing health care costs. While the Company is unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, the Company expects continuing pressure to limit expenditures by governmental health care programs. Under the Balanced Budget Act of 1997 (the 1997 Act), there are no increases in the rates paid to acute care hospitals for inpatient care through September 30, 1998. Payments for Medicare outpatient services provided at acute care hospitals and home health services historically have been paid based on costs, subject to certain limits. The 1997 Act requires that the payment for those services be converted to a prospective payment system, which will be phased in over time. The 1997 Act also includes a managed care option which could direct Medicare patients to only managed care providers. Further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and the Company.

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

         The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals was approximately 39.3% and 36.2% of gross patient service revenue for the six months ended December 31, 1997 and 1996, respectively.

         The complexity of the Medicare and Medicaid regulations, increases in managed care, hospital personnel turnover, the dependence of hospitals on physician documentation of medical records and the subjective judgment involved complicates the billing and collections of accounts receivable by hospitals. There can be no assurance that this complexity will not negatively impact the Company's future cash flow or results of operations.

         The Company's historical financial trend has been favorably impacted by the Company's ability to successfully acquire acute care hospitals. While the Company believes that trends in the health care industry described above may create possible future acquisition opportunities, there can be no assurances that it can continue to maintain its current growth rate through hospital acquisitions and successfully integrate the hospitals into its system.

         The Company's owned hospitals accounted for 91% of the Company's net operating revenue for the six months ended December 31, 1997 compared to 90% for the six months ended December 31, 1996. Carolinas Hospital System, Desert Springs Hospital, Flowers Hospital, Gadsden Regional Medical Center and Lutheran Hospital of Indiana accounted for approximately 46% of the Company's net operating revenue for the six months ended December 31, 1997.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 10, 1997, the annual meeting of the stockholders of the Company was held to elect directors, to vote on four other proposals presented by the Company, and to ratify the selection of the Company's independent auditors. Voting results are given below.

Election of Directors. The following were elected to serve as directors until the next annual meeting of the stockholders:



         Name                      For             Against       Abstain
         ----                      ---             -------       -------
Sam A. Brooks, Jr.                 61,194,715                    32,357
Russell L. Carson                  61,200,552                    26,520
James E. Dalton, Jr.               61,197,473                    29,599
C. Edward Floyd, M.D.              61,197,555                    29,517
Joseph C. Hutts                    61,197,559                    29,513
Kenneth J. Melkus                  61,201,405                    25,667
Thomas J. Murphy, Jr               61,201,555                    29,517
Rocco A. Ortenzio                  61,174,243                    52,829
S. Douglas Smith                   61,197,323                    29,749
Colleen Conway Welch, Ph.D.        61,182,038                    45,034


Increase in Authorized Shares. Stockholders approved an increase in the shares authorized for issuance by the Company, to a total of 300,000,000 shares of common stock. The votes cast were as follows: 42,229,134 shares voted for the increase; 18,967,411 shares against; and 30,527 shares abstained.

Amendment of Article NINTH of Certificate of Incorporation. The amendment of Article NINTH, to provide for indemnification of the Company's officers, directors, employees and agents to the fullest extent permitted by the Delaware General Corporation Law, was approved. Votes cast on this matter were:
60,514,447 shares voted for; 678,003 shares against; and 34,622 shares abstained.

Adoption of 1997 Stock Option Plan. Stockholders adopted a new stock option plan which will be the vehicle for future employee stock option grants. A total of 40,488,947 votes were cast for approval of this Plan; 13,821,323 shares against; 80,355 shares abstained; and 6,836,447 broker non-vote shares.

Amendment of Employee Stock Purchase Plan. Stockholders approved an amendment which will increase the shares authorized for issuance under this Plan to a total of 3,750,000 shares. Voting on this matter was as follows: 50,906,971 shares for; 3,423,333 shares against; 24,320 shares abstained; and 6,851,448 broker non-vote shares.

Independent Auditor. The accounting firm of Ernst & Young was ratified as the Company's independent auditors for the fiscal year ending June 30, 1998, with 61,181,300 shares voted for ratification; 28,575 shares voted against; and 17,197 shares abstained.

ITEM 5.  OTHER INFORMATION.

         The following information is included in this Item 5 by the Registrant in lieu of a filing on Form 8-K.

INFORMATION REQUIRED BY ITEM 2 OF FORM 8-K:

Formation of Joint Ventures

         Effective February 1, 1998, subsidiaries of the Registrant and Universal Health Services, Inc. ("UHS") completed the formation of two joint ventures for the operation of acute care hospitals in Las Vegas, Nevada. In the first transaction, a subsidiary of the Registrant contributed substantially all of the assets used in the operation of Desert Springs Hospital (a 241-bed facility) and a UHS subsidiary contributed substantially all of the assets comprising Valley Hospital (a 400-bed facility), to a newly-formed limited liability company ("LLC1"). The Registrant and UHS subsidiary received interests of 27.5% and 72.5%, respectively, in LLC1 in exchange for their respective asset contributions.

         Simultaneously, an affiliate of UHS contributed the assets of Summerlin Hospital (a 148-bed facility) to a newly formed limited liability company ("LLC2"), and a subsidiary of Registrant paid to the UHS affiliate approximately $23 million in cash. As a result, the affiliate of UHS and the subsidiary of Registrant own interests in LLC2 of approximately 73.9% and 26.1% respectively.

         The Quorum and UHS subsidiaries may make additional cash contributions to LLC1 and LLC2 with respect to adjustments of inventories, accounts receivable, accounts payable, and accrued liabilities pertaining to the contributed facilities. Such cash contributions are intended to maintain the respective ownership interests of each party in LLC1 and LLC2.

         A UHS subsidiary will manage the operations of LLC1 and LLC2 pursuant to a management agreement with each joint venture. The UHS subsidiary will receive an annual fee equal to $1.5 million plus one percent (1%) of the combined annual net revenues of LLC1 and LLC2 in excess of $300 million. Each LLC has a five person governing board, on which the Registrant has two representatives. Certain actions of each LLC require concurrence of the Registrant's representatives.

         The Registrant has the right to put its interest in LLC1 and LLC2 for the fair market value of such interest upon the occurrence of certain events, including failure to achieve certain financial operating results, failure to make minimum cash distributions and failure to comply with certain provisions of the management agreement. Such put rights generally begin to be exercisable in March, 1999.

INFORMATION REQUIRED BY ITEM 7 OF FORM 8-K:

         Item 7 (b) The following pro forma financial information for the Registrant is included with this report immediately following the signatures section:

         Pro Forma Condensed Consolidated Financial Statements (Unaudited)

         Pro Forma Condensed Consolidated Statement of Income for the Year Ended June 30, 1997 (Unaudited)

         Pro Forma Condensed Consolidated Statement of Income for the Six Months Ended December 31, 1997 (Unaudited)

         Pro Forma Condensed Consolidated Balance Sheet at December 31, 1997 (Unaudited)

         Notes to Pro Forma Condensed Consolidated Financial Statements (Unaudited)

         Item 7 (c) Exhibits

         The required exhibits for the transaction are listed on the Exhibit Index to this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The exhibits filed as part of this Report are listed in the Index to Exhibits immediately following the pro forma financials.

         (b) Reports on Form 8-K No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         QUORUM HEALTH GROUP, INC.
                                         (Registrant)

Date: February 16, 1998                  By: /s/ Steve B. Hewett
                                             --------------------
                                                 Steve B. Hewett
                                                 Vice President/Chief
                                                 Financial Officer

             PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         Effective February 1, 1998, the Company divested Desert Springs Hospital in exchange for a 27.5 percent equity interest in Valley Health System LLC (a joint venture combining Desert Springs Hospital and Universal Health System, Inc.'s Valley Medical Center).

         The unaudited pro forma condensed consolidated statements of income for the year ended June 30, 1997 and the six months ended December 31, 1997 give effect to the divestiture of Desert Springs Hospital, as if such transaction had been completed as of the beginning of the periods presented. The pro forma results of operations do not take into account the operations of the joint venture. The pro forma condensed consolidated statements of income for the year ended June 30, 1997 and the six months ended December 31, 1997 are based on the historical financial statements of the Company and its subsidiaries.

         The unaudited pro forma condensed consolidated balance sheet as of December 31, 1997 gives effect to the disposition of Desert Springs Hospital as if such transaction had been completed as of December 31, 1997.

         The pro forma condensed consolidated financial information presented herein does not purport to represent what the Company's results of operations or financial position would have been had such transaction in fact occurred at the beginning of the period presented or to project the Company's results of operations in any future period. The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the audited financial statements, including the notes thereto, of the Company.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                          YEAR ENDED JUNE 30, 1997
                                                              ------------------------------------------------
                                                                                HOSPITAL
                                                                               DISPOSITION
                                                                                PRO FORMA           PRO FORMA
                                                                ACTUAL        ADJUSTMENTS(a)      CONSOLIDATED
                                                                ------        --------------      ------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net operating revenue ...............................         $1,413,946        $ (122,182)        $1,291,764
Operating expenses ..................................          1,063,112           (94,199)           968,913
Provision for doubtful accounts .....................             89,919           (14,695)            75,224
Depreciation and amortization .......................             75,134            (6,353)            68,781
Interest expense ....................................             45,601               (22)            45,579
Minority interest ...................................                741                60                801
                                                              ----------        ----------         ----------

Income before income taxes and
   extraordinary item ...............................            139,439            (6,973)           132,466
Provision for income taxes ..........................             55,357            (2,441)            52,916
                                                              ----------        ----------         ----------
Income before extraordinary item ....................         $   84,082        $   (4,532)        $   79,550
                                                              ==========        ==========         ==========


Income before extraordinary item per common share:
     Basic                                                    $     1.14                           $     1.08
                                                              ==========                           ==========
     Diluted                                                  $     1.11                           $     1.05
                                                              ==========                           ==========

Weighted average common shares:
     Basic                                                        73,442                               73,442
                                                              ==========                           ==========
     Diluted                                                      75,677                               75,677
                                                              ==========                           ==========

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED DECEMBER 31, 1997
                                                       -------------------------------------------
                                                                       HOSPITAL
                                                                      DISPOSITION
                                                                       PRO FORMA       PRO FORMA
                                                        ACTUAL       ADJUSTMENTS(a)   CONSOLIDATED
                                                        ------       --------------   ------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net operating revenue ..............................   $801,716        $(61,420)        $740,296
Operating expenses .................................    598,658         (49,445)         549,213
Provision for doubtful accounts ....................     59,884          (5,113)          54,771
Depreciation and amortization ......................     44,062          (3,763)          40,299
Interest expense ...................................     21,229                           21,229
Minority interest ..................................      1,976              35            2,011
                                                       --------        --------         --------

Income before income taxes .........................     75,907          (3,134)          72,773
Provision for income taxes .........................     30,135          (1,097)          29,038
                                                       --------        --------         --------
Net income .........................................   $ 45,772        $ (2,037)        $ 43,735
                                                       ========        ========         ========


Income per common share:
     Basic                                             $   0.62                         $   0.59
                                                       ========                         ========
     Diluted                                           $   0.60                         $   0.57
                                                       ========                         ========

Weighted average common shares:
     Basic                                               74,309                           74,309
                                                       ========                         ========
     Diluted                                             76,726                           76,726
                                                       ========                         ========

                            QUORUM HEALTH GROUP, INC.

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                       DECEMBER 31, 1997
                                                     ----------------------------------------------------
                                                                          HOSPITAL
                                                                        DISPOSITION
                                                                          PRO FORMA           PRO FORMA
                                                        ACTUAL          ADJUSTMENTS(b)       CONSOLIDATED
                                                        ------          --------------       ------------
                                                                        (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                          $    14,929         $                   $    14,929
  Accounts receivable, less allowance for
    doubtful accounts                                    289,472             (28,548)            260,924
  Supplies                                                34,432              (3,862)             30,570
  Other                                                   46,287               2,116              48,403
                                                     -----------         -----------         -----------
    Total current assets                                 385,120             (30,294)            354,826
Property, plant and equipment, at cost                   917,179             (78,090)            839,089
Less accumulated depreciation                            218,032             (16,651)            201,381
                                                     -----------         -----------         -----------
                                                         699,147             (61,439)            637,708
Cost in excess of net assets acquired, net               190,860             (65,009)            125,851
Unallocated purchase price                                72,151                                  72,151
Investment in affiliates                                   9,779                (409)              9,370
Investment in joint venture                                                  131,585             131,585
Other                                                     60,231              (3,537)             56,694
                                                     -----------         -----------         -----------
    Total assets                                     $ 1,417,288         $   (29,103)        $ 1,388,185
                                                     ===========         ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses              $    84,951         $   (12,225)        $    72,726
  Accrued salaries and benefits                           66,715              (1,863)             64,852
  Other current liabilities                                9,939                                   9,939
  Current maturities of long-term debt                     1,200                                   1,200
                                                     -----------         -----------         -----------
    Total current liabilities                            162,805             (14,088)            148,717
Long-term debt, less current maturities                  602,886                                 602,886
Deferred income taxes                                     28,778                                  28,778
Other liabilities and deferrals                           28,188                 (50)             28,138
Minority interests in consolidated entities               26,195                  35              26,230
Commitments and contingencies
Stockholders' equity:
  Common stock                                               745                                     745
  Additional paid-in capital                             277,237                                 277,237
  Retained earnings                                      290,454             (15,000)            275,454
                                                     -----------         -----------         -----------
    Total stockholders' equity                           568,436             (15,000)            553,436
                                                     ===========         ===========         ===========
    Total liabilities and stockholders' equity       $ 1,417,288         $   (29,103)        $ 1,388,185
                                                     ===========         ===========         ===========

                            QUORUM HEALTH GROUP, INC.

         NOTES TO PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(a) Reflects the elimination of revenues and expenses as a result of the disposition.

(b) Reflects the elimination of assets and liabilities divested as a result of the disposition, the contribution of such assets and liabilities to acquire an investment in the joint venture and the related writedown of goodwill of approximately $15 million after taxes.

                                  Exhibit Index




Exhibit No.

4.1 Participation Agreement dated November 26, 1997, among Quorum ELF, Inc. As Construction Agent and Lessee; First Security Bank, National Association as Owner Trustee under the Quorum Real Estate Trust 1997-1; Various other banks and lending institutions which are parties from time to time as Holders or Lenders; and First Union National Bank as Agent for the Lenders and Holders.

4.2 Second Amendment to Credit Agreement, dated November 26, 1997, by and among Quorum Health Group, Inc. as Borrower, Lenders as referred to in the Credit Agreement, and First Union National Bank as Agent for the Lenders.

10.1 Contribution Agreement dated as of February 1, 1998, by and between Valley Hospital Medical System, Inc. and NC-DSH, Inc.

10.2 Limited Liability Company Agreement of Valley Health System LLC, dated as of January 19, 1998.

10.3 Contribution Agreement dated as of February 1, 1998, by and among Summerlin Hospital Medical Center, L.P., UHS Holding Company, Inc. And NC-DSH, Inc.

10.4 Limited Liability Company Agreement of Summerlin Hospital Medical Center LLC, dated as of January 19, 1998.



Exhibits to the Exhibits have been omitted but Registrant shall furnish supplementally a copy of any omitted exhibit to the Commission upon request.