Form 10-Q
period 1998-03-31
QUORUM HEALTH GROUP INC
filed 1998-05-15
CIK 854694

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from       to
                                        -----    -----

                                   ----------

                        Commission file number 33-31717-A

                                   ----------

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
                           Yes   X       No
                               -----        -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                 Outstanding at May 8, 1998
-----                                                 --------------------------
Common Stock, $.01 Par Value                               75,362,713 Shares


--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS
                                                         ENDED MARCH 31
                                                  ---------------------------
                                                    1998              1997
                                                  ---------          --------
Revenue:
  Net patient service revenue                     $ 361,630          $340,958
  Hospital management/professional services          19,852            20,125
  Reimbursable expenses                              16,838            16,013
                                                  ---------          --------
Net operating revenue                               398,320           377,096

Salaries and benefits                               159,485           146,491
Reimbursable expenses                                16,838            16,013
Supplies                                             52,925            53,926
Fees                                                 35,585            32,848
Other operating expenses                             31,837            31,769
Provision for doubtful accounts                      24,670            25,010
Equity in earnings of affiliates                     (2,038)               --
Depreciation and amortization                        21,792            19,003
Interest                                              9,211            11,794
Minority interest                                       769               301
Write-down of assets                                 22,850                --
                                                  ---------          --------
Income before income taxes                           24,396            39,941
Provision for income taxes                           10,759            15,857
                                                  ---------          --------
Net income                                        $  13,637          $ 24,084
                                                  =========          ========

Net income per common share:
  Basic                                           $    0.18          $   0.33
                                                  =========          ========
  Diluted                                         $    0.18          $   0.32
                                                  =========          ========

Weighted average common shares :
  Basic                                              74,933            73,568
                                                  =========          ========
  Diluted                                            77,241            75,920
                                                  =========          ========


                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           NINE MONTHS
                                                         ENDED MARCH 31
                                                  ---------------------------
                                                    1998              1997
                                                  ---------          --------
Revenue:
  Net patient service revenue                    $1,092,250        $  931,814
  Hospital management/professional services          59,291            58,317
  Reimbursable expenses                              48,495            45,103
                                                  ---------         ---------
Net operating revenue                             1,200,036         1,035,234

Salaries and benefits                               478,028           408,377
Reimbursable expenses                                48,495            45,103
Supplies                                            162,935           145,126
Fees                                                107,451            91,738
Other operating expenses                             98,419            86,058
Provision for doubtful accounts                      84,555            66,589
Equity in earnings of affiliates                     (2,038)               --
Depreciation and amortization                        65,853            55,111
Interest                                             30,439            34,222
Minority interest                                     2,746               558
Write-down of assets                                 22,850                --
                                                  ---------         ---------
Income before income taxes                          100,303           102,352
Provision for income taxes                           40,894            40,634
                                                  ---------         ---------
Net income                                        $  59,409         $  61,718
                                                  =========         =========

Net income per common share:
  Basic                                           $    0.80         $    0.84
                                                  =========         =========
  Diluted                                         $    0.77         $    0.82
                                                  =========         =========

Weighted average common shares:
  Basic                                              74,514            73,251
                                                  =========         =========
  Diluted                                            76,895            75,449
                                                  =========         =========


                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                            MARCH 31           JUNE 30
                                                              1998               1997
                                                           ----------         ----------
ASSETS

Current assets:
  Cash and cash equivalents                                $    6,039         $   19,008
  Accounts receivable, less allowance for doubtful
    accounts of $67,397 at March 31, 1998
    and $55,360 at June 30, 1997                              283,077            248,732
  Supplies                                                     31,456             31,622
  Other                                                        59,624             31,739
                                                           ----------         ----------
    Total current assets                                      380,196            331,101

Property, plant and equipment, at cost:
  Land                                                         69,466             62,109
  Buildings and improvements                                  314,334            324,450
  Equipment                                                   483,022            462,726
  Construction in progress                                     65,281             21,192
                                                           ----------         ----------
                                                              932,103            870,477
  Less accumulated depreciation                               220,335            183,705
                                                           ----------         ----------
                                                              711,768            686,772

Cost in excess of net assets acquired, net                    138,388            185,932
Unallocated purchase price                                     33,006              7,831
Investments in affiliates                                     172,640              9,751
Other                                                          54,847             57,604
                                                           ----------         ----------



Total assets                                               $1,490,845         $1,278,991
                                                           ==========         ==========

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             MARCH 31           JUNE 30
                                                               1998               1997
                                                            ----------         ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                     $   83,527         $   77,225
  Accrued salaries and benefits                                 66,487             61,936
  Other current liabilities                                      8,653              9,589
  Current maturities of long-term debt                             933              1,869
                                                            ----------         ----------
    Total current liabilities                                  159,600            150,619

Long-term debt, less current maturities                        662,442            519,940
Deferred income taxes                                           23,422             38,249
Other liabilities and deferrals                                 27,229             25,450
Minority interests in consolidated entities                     26,972             26,618

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value;
    300,000 shares authorized; 75,272
    issued and outstanding at March 31,
    1998 and 74,137 at June 30, 1997                               753                741
  Additional paid-in capital                                   286,336            272,692
  Retained earnings                                            304,091            244,682
                                                            ----------         ----------
                                                               591,180            518,115
                                                            ----------         ----------

    Total liabilities and stockholders' equity              $1,490,845         $1,278,991
                                                            ==========         ==========






                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 NINE MONTHS
                                                                ENDED MARCH 31
                                                         ----------------------------
                                                           1998               1997
                                                         ---------          ---------
Net cash provided by operating activities                $  85,738          $ 119,636

Investing activities:
  Purchase of acquired companies                          (141,357)          (170,877)
  Purchase of property, plant and equipment               (105,726)           (51,117)
  Proceeds from sale of assets                              14,695                 --
  Purchase of asset held for sale                          (11,000)                --
  Other                                                     (4,052)             1,592
                                                         ---------          ---------
Net cash used in investing activities                     (247,440)          (220,402)

Financing activities:
  Borrowings under bank debt                               391,500            268,000
  Repayments of bank debt                                 (248,400)          (179,000)
  Proceeds from issuance of common stock, net               10,654              8,245
  Other                                                     (5,021)            (2,583)
                                                         ---------          ---------
Net cash provided by financing activities                  148,733             94,662
                                                         ---------          ---------

Decrease in cash and cash equivalents                      (12,969)            (6,104)
Cash and cash equivalents at beginning of period            19,008             20,382
                                                         ---------          ---------

Cash and cash equivalents at end of period               $   6,039          $  14,278
                                                         =========          =========

Supplemental cash flow information:
  Interest paid                                          $ (29,410)         $ (26,173)
                                                         =========          =========
  Income taxes paid                                      $ (55,558)         $ (36,338)
                                                         =========          =========


                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997. Certain reclassifications have been made to the fiscal 1997 financial presentation to conform with fiscal 1998.

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

3.  ACQUISITIONS AND DIVESTITURES

During the nine months ended March 31, 1998, the Company acquired two hospitals and affiliated health care entities and sold its remaining interest in a Nebraska hospital. In addition, the Company and Universal Health Services, Inc.
(UHS) formed Valley Health System LLC and Summerlin Hospital Medical Center LLC in Las Vegas, Nevada. UHS contributed Valley Hospital Medical Center and the Company contributed Desert Springs Hospital in exchange for equity interests of 72.5% and 27.5%, respectively, in Valley Health System LLC. The Company paid approximately $23 million in exchange for a 26.1% interest in Summerlin Hospital Medical Center LLC. The Company recorded a $15 million charge after taxes related to the write-down of goodwill. There will be working capital settlements to maintain the respective ownership interests of each party. During the nine months ended March 31, 1997, the Company acquired four hospitals and affiliated health care entities. Hospital and affiliated business acquisitions are summarized as follows (in thousands):

                                                      NINE MONTHS
                                                         ENDED
                                                        MARCH 31
                                              ----------------------------
                                                1998               1997
                                              ---------          ---------

Fair value of assets acquired                 $ 155,080          $ 206,273
Fair value of liabilities assumed               (13,723)           (21,675)
Contributions from minority investors                --            (13,721)
                                              ---------          ---------
Net cash used for acquisitions                $ 141,357          $ 170,877
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

The following unaudited pro forma results of operations give effect to the operations of the entities acquired and divested in fiscal 1998 and 1997 as if the respective transactions had occurred at the beginning of the periods presented (in thousands, except per share data):

                                                THREE MONTHS                           NINE MONTHS
                                                  ENDED                                   ENDED
                                                 MARCH 31                                MARCH 31
                                     ------------------------------          -----------------------------------
                                         1998                1997                  1998                  1997
                                     -----------         -----------         -------------         -------------

Net operating revenue                $   393,742         $   373,165         $   1,164,929         $   1,090,743
Net income                                27,382              21,683                71,150                59,086
Net income per common share:
  Basic                                      .37                 .29                   .95                   .81
  Diluted                                    .35                 .28                   .93                   .78

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

4.  LONG-TERM DEBT

On December 15, 1997, the Company redeemed its remaining $2.2 million 11.875% Senior Subordinated Notes at 1.05875%.

5.  STOCKHOLDERS' EQUITY AND STOCK BENEFIT PLANS

On August 19, 1997, the Board of Directors approved a three-for-two stock split effected in the form of a stock dividend paid on September 16, 1997 to shareholders of record on September 2, 1997. The shares of common stock, price per share, the number of shares subject to options and the exercise prices have been retroactively restated to give effect to the stock dividend for all periods presented.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                THREE MONTHS                   NINE MONTHS
                                                   ENDED                          ENDED
                                                 MARCH 31                        MARCH 31
                                         -----------------------         -----------------------
                                          1998            1997            1998            1997
                                         -------         -------         -------         -------

Numerator:
  Net income                             $13,637         $24,084         $59,409         $61,718
                                         =======         =======         =======         =======

Denominator:
  Basic earnings per share -
    weighted-average shares               74,933          73,568          74,514          73,251
  Effect of dilutive stock options         2,308           2,352           2,381           2,198
                                         -------         -------         -------         -------
Diluted earnings per share -
  adjusted weighted-average shares        77,241          75,920          76,895          75,449
                                         =======         =======         =======         =======

Basic earnings per share                 $  0.18           $0.33         $  0.80         $  0.84
                                         =======         =======         =======         =======
Diluted earnings per share               $  0.18           $0.32         $  0.77         $  0.82
                                         =======         =======         =======         =======

7.  LEASES

On November 26, 1997, the Company entered into a five-year $150 million End Loaded Lease Financing (ELLF) agreement to provide a financing option for future acquisitions and/or construction. This financing option is in addition to the Company's $850 million revolving line of credit. The ELLF interest rate margins and facility fee rates are substantially the same as the Company's revolving line of credit. All lease payments under the agreement are guaranteed by the Company. In connection with the ELLF, the Company amended its unsecured revolving line of credit to extend the credit agreement expiration date by six months to November 26, 2002 to coincide with the expiration date of the ELLF. At March 31, 1998, $23.7 million was outstanding under the ELLF agreement.

8.  INCOME TAXES

The income tax provision recorded for the three months and nine months ended March 31, 1998 and 1997 differs from the expected income tax provision due to permanent differences and the provision for state income taxes.

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

Financial Instruments

Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. In fiscal 1997, the Company amended its 1993 interest rate swap agreements to effectively convert two borrowings of $50 million each from fixed-rate to floating-rate through September 2001 and December 2001, respectively. In addition, the Company entered into interest rate swap agreements which effectively convert $100 million and $200 million of floating-rate borrowings to fixed-rate borrowings. During the nine months ended March 31, 1998, the Company entered into interest rate swap agreements which effectively convert two borrowings of $50 million each from floating-rate to fixed-rate through December 2002 and allows the counterparty of one agreement a one-time option at the end of the initial term to extend the swap for an incremental five years. In addition, the Company replaced its existing $100 million and $200 million interest rate swap agreements with new five year agreements, effective March 1998, to allow the Company to convert $100 million and $200 million of floating-rate borrowings to fixed-rate borrowings and allow the counterparty a one-time option at the end of the initial term to extend the swaps for an incremental five years. For the nine months ended March 31, 1998 and 1997, the Company received a weighted average rate of 5.9% and 5.8%, respectively, and paid a weighted average rate of 6.1% and 5.6%, respectively.

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

10.  SUBSEQUENT EVENTS

Effective May 1, 1998, the Company and Columbia/HCA Healthcare Corp. (Col/HCA) formed Macon Healthcare LLC. Col/HCA contributed Coliseum Medical Centers and Coliseum Psychiatric Center while the Company contributed Macon Northside Hospital and Middle Georgia Hospital in exchange for equity interests of 62% and 38%, respectively, in the joint venture. There will be working capital settlements to maintain the respective ownership interests of each party. The Company will account for its investment in the joint venture using the equity method of accounting.

On May 7, 1998, the Company learned that it is a named defendant in a qui tam case when it received a letter from a U.S. Attorney. The complaint alleges violations of Medicare laws governing the home health operations at two of the Company's hospitals. The complaint was filed under seal in June 1996 by a former employee who was discharged by the Company in April 1996. The purpose of the letter from the U.S. Attorney was to allow the Company an opportunity to evaluate the results of the government's investigation to date and to discuss with the government the allegations made in the complaint, prior to the government making a decision as to whether it will intervene as a plaintiff in the case. The lawsuit remains under seal for all other purposes. The Company intends to cooperate fully and share information with the U.S. Attorney's Office. If any violation of law is found, the Company intends to pursue an amicable settlement. The case is in a very preliminary stage, and the Company cannot at this time predict the outcome of the case or its ultimate impact on the Company's business or operating results. If the outcome were unfavorable, the Company could be subject to fines, penalties and damages and also could be excluded from Medicare and other government reimbursement programs which could have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

IMPACT OF ACQUISITIONS

         During the nine months ended March 31, 1998, the Company acquired two hospitals and affiliated health care entities and sold its remaining interest in a Nebraska hospital. In addition, the Company and Universal Health Services, Inc. (UHS) formed Valley Health System LLC and Summerlin Hospital Medical Center LLC in Las Vegas, Nevada. UHS contributed Valley Hospital Medical Center and the Company contributed Desert Springs Hospital in exchange for equity interests of 72.5% and 27.5%, respectively, in Valley Health System LLC. The Company paid approximately $23 million in exchange for a 26.1% interest in Summerlin Hospital Medical Center LLC. The Company accounts for its investment in the joint venture using the equity method of accounting, and accordingly, the Company's net investment is included in "Investment in affiliates" and the Company's share of the Las Vegas operations is included as "Equity in earnings." The Company recorded a $15 million charge after taxes related to the write-down of goodwill. During fiscal 1997, the Company acquired five hospitals and affiliated health care entities (four during the nine months ended March 31, 1997) and sold a minority interest in a hospital.

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

SELECTED OPERATING STATISTICS - OWNED HOSPITALS

         The following table sets forth certain operating statistics for the Company's owned hospitals for each of the periods presented. The results of the owned hospitals for the three months ended March 31, 1998 include three months of operations for eighteen hospitals and partial periods for the Las Vegas exchange and the hospital acquired during such period. The results of the owned hospitals for the three months ended March 31, 1997 include three months of operations for eighteen hospitals. The results of the owned hospitals for the nine months ended March 31, 1998 include nine months of operations for seventeen hospitals and partial periods for the hospital divested, the Las Vegas exchange and two hospitals acquired during such period. The results of the owned hospitals for the nine months ended March 31, 1997 include nine months of operations for fifteen hospitals and a partial period for three hospitals acquired during such period.


                                                         Three Months                           Nine Months
                                                            Ended                                  Ended
                                                           March 31                              March 31
                                                  --------------------------          ------------------------------
                                                    1998              1997                1998                1997
                                                  --------          --------          ----------          ----------

Number of hospitals at end of period                    19                18                  19                  18
Licensed beds at end of period                       4,188             4,113               4,188               4,113
Beds in service at end of period                     3,420             3,421               3,420               3,421
Admissions                                          32,995            31,969              98,411              87,590
Average length of stay (days)                          5.7               5.8                 5.5                 5.6
Patient days                                       187,185           184,098             545,627             491,622
Adjusted patient days                              308,690           284,598             899,577             766,620
Occupancy rates (average licensed beds)               50.5%             49.7%               47.2%               46.9%
Occupancy rates (average beds in service)             61.6%             59.7%               57.2%               56.7%
Gross inpatient revenues (in thousands)           $390,051          $394,591          $1,181,082          $1,062,398
Gross outpatient revenues (in thousands)          $253,198          $215,339          $  766,171          $  594,272





RESULTS OF OPERATIONS

         The table below reflects the percentage of net operating revenue represented by various categories in the Condensed Consolidated Statements of Income and the percentage change in the related dollar amounts. The results of operations for the periods presented include hospitals from their acquisition dates as discussed above.

                                                Three Months           Percentage
                                                    Ended               Increase
                                                  March 31             (Decrease)
                                           ---------------------        of Dollar
                                           1998            1997          Amounts
                                           -----           -----        ---------
Net operating revenue                      100.0%          100.0%           5.6%
Operating expenses (1)                      80.7            81.2            5.0
Equity in earnings of affiliates             (.5)             --         (100.0)
                                           -----           -----          -----
EBITDA (2)                                  19.8            18.8           11.2
Depreciation and amortization                5.5             5.0           14.7
Interest                                     2.3             3.1          (21.9)
Minority interest                             .2              .1          155.5
Write-down of assets                         5.7              --          100.0%
                                           -----           -----          -----
Income before income taxes                   6.1            10.6          (38.9)
Provision for income taxes                   2.7             4.2          (32.1)
                                           -----           -----          -----
Net income                                   3.4%            6.4%         (43.4)%
                                           =====           -----          =====



                                                 Nine Months           Percentage
                                                    Ended               Increase
                                                  March 31             (Decrease)
                                           ---------------------        of Dollar
                                           1998            1997          Amounts
                                           -----           -----          -----
Net operating revenue                      100.0%          100.0%          15.9%
Operating expenses (1)                      81.7            81.4           16.2
Equity in earnings of affiliates             (.2)             --         (100.0)
                                           -----           -----          -----
EBITDA (2)                                  18.5            18.6           15.6
Depreciation and amortization                5.5             5.3           19.5
Interest                                     2.5             3.3          (11.1)
Minority interest                             .2              .1          392.1
Write-down of assets                         1.9              --          100.0
                                           -----           -----          -----
Income before income taxes                   8.4             9.9           (2.0)
Provision for income taxes                   3.4             3.9             .6
                                           -----           -----          -----
Net income                                   5.0%            6.0%          (3.7)%
                                           =====           =====          =====

--------------------
(1) Operating expenses represent expenses before interest, minority interest, write-down of assets, income taxes, depreciation and amortization expense.

(2) EBITDA represents earnings before interest, minority interest, write-down of assets, income taxes, depreciation and amortization expense. The Company has included EBITDA data because such data is used by certain investors to measure a company's ability to service debt. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997

         The Company's net operating revenue was $398.3 million for the three months ended March 31, 1998, compared to $377.1 million for the comparable period of fiscal 1997, an increase of $21.2 million or 5.6%. This increase was attributable to, among other things, three hospital acquisitions, a 7.4% increase in revenue generated by hospitals owned during both periods (calculated by comparing the same periods in both fiscal periods for hospitals owned for one year or more), including additional revenues from settlements with third-party payors, and a 1.5% increase in management services revenue. These increases were partially offset by a reduction in net revenue due to the divestiture of the Nebraska hospital and the Las Vegas exchange, which is accounted for by the equity method.

         Operating expenses as a percent of net operating revenue decreased to 80.7% for the three months ended March 31, 1998 from 81.2% for the three months ended March 31, 1997 which was primarily attributable to decreased supplies, bad debt and other expenses. Operating expenses as a percentage of net operating revenue for the Company's owned hospitals decreased to 81.2% for the three months ended March 31, 1998 from 81.7% for the three months ended March 31, 1997. For the Company's hospitals owned during both periods, operating expenses as a percentage of net operating revenue decreased to 80.5% for the three months ended March 31, 1998 from 82.6% for the three months ended March 31, 1997. Equity in earnings of affiliates, which was primarily attributable to the Las Vegas operations, represented 0.5% of the Company's net operating revenue for the three months ended March 31, 1998.

         EBITDA as a percent of net operating revenue was 19.8% for the three months ended March 31, 1998 compared to 18.8% for the three months ended March 31, 1997. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 19.4% for the three months ended March 31, 1998 compared to 18.3% for the three months ended March 31, 1997. EBITDA as a percent of net operating revenue for the Company's hospitals owned during both periods was 19.5% for the three months ended March 31, 1998 compared to 17.4% for the three months ended March 31, 1997. EBITDA as a percent of net operating revenue for the Company's management services business was 24.5% for the three months ended March 31, 1998 compared to 24.3% for the three months ended March 31, 1997.

         Depreciation and amortization expense as a percent of net operating revenue increased to 5.5% for the three months ended March 31, 1998 from 5.0% for the three months ended March 31, 1997 primarily due to the completion of various construction and renovation projects. Interest expense as a percent of net operating revenue decreased to 2.3% for the three months ended March 31, 1998 from 3.1% for the three months ended March 31, 1997 primarily due to the impact of IRS examinations, the replacement of subordinated debt with bank debt in fiscal 1997, a reduction in interest rates and repayments of bank debt with cash flow generated from operations. Minority interest expense as a percent of net operating revenue increased to 0.2% for the three months ended March 31, 1998 from 0.1% for the three months ended March 31, 1997 which was primarily attributable to the fiscal 1997 acquisitions. Write-down of assets of $22.8 million is due to the write-down of goodwill at Desert Springs Hospital. The provision for income taxes as a percent of net operating revenue was 2.7% for the three months ended March 31, 1998. Excluding the write-down of assets, the provision for income taxes as a percent of net operating revenue increased to 4.7% from 4.2% for the three months ended March 31, 1997, which was attributable to the increase in pretax income.


         Net income as a percent of net operating revenue was 3.4% for the three months ended March 31, 1998. Excluding the write-down of assets, net income as a percent of net operating revenue was 7.2% for the three months ended March 31, 1998 compared to 6.4% for the three months ended March 31, 1997.

Nine Months Ended March 31, 1998 compared to Nine Months Ended March 31,
1997

         The Company's net operating revenue was $1,200.0 million for the nine months ended March 31, 1998 compared to $1,035.2 million for the comparable period of fiscal 1997, an increase of $164.8 million or 15.9%. This increase was attributable to, among other things, six hospital acquisitions, an 8.3% increase in revenue generated by hospitals owned during both periods, including additional revenues from settlements with third-party payors, and a 4.2% increase in management services revenue. These increases were partially offset by a reduction in net revenue due to the divestiture of the Nebraska hospital and the Las Vegas exchange.

         Operating expenses as a percent of net operating revenue increased to 81.7% for the nine months ended March 31, 1998 from 81.4% for the nine months ended March 31, 1997 which was primarily attributable to the fiscal 1997 and 1998 acquisitions and an increase in bad debt expense. Operating expenses as a percentage of net operating revenue for the Company's owned hospitals increased to 82.2% for the nine months ended March 31, 1998 from 81.8% for the nine months ended March 31, 1997. For the Company's hospitals owned during both periods, operating expenses as a percentage of net operating revenue decreased to 81.1% for the nine months ended March 31, 1998 from 81.5% for the nine months ended March 31, 1997 which was primarily attributable to decreases in supplies. Equity in earnings of affiliates, which was primarily attributable to the Las Vegas operations, represented 0.2% of the Company's net operating revenue for the nine months ended March 31, 1998.

         EBITDA as a percent of net operating revenue was 18.5% for the nine months ended March 31, 1998 compared to 18.6% for the nine months ended March 31, 1997. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 18.0% for the nine months ended March 31, 1998 compared to 18.2% for the nine months ended March 31, 1997. EBITDA as a percent of net operating revenue for the Company's hospitals owned during both periods was 18.9% for the nine months ended March 31, 1998 compared to 18.5% for the nine months ended March 31, 1997. EBITDA as a percent of net operating revenue for the Company's management services business was 24.1% for the nine months ended March 31, 1998 compared to 22.3% for the nine months ended March 31, 1997.

         Depreciation and amortization expense as a percent of net operating revenue increased to 5.5% for the nine months ended March 31, 1998 from 5.3% for the nine months ended March 31, 1997. Interest expense as a percent of net operating revenue decreased to 2.5% for the nine months ended March 31, 1998 from 3.3% for the nine months ended March 31, 1997 due to the impact of IRS examinations, the replacement of subordinated debt with bank debt in fiscal 1997, a reduction in interest rates and repayments of bank debt with cash flow generated from operations. Minority interest expense as a percent of net operating revenue increased to 0.2% for the nine months ended March 31, 1998 from 0.1% for the nine months ended March 31, 1997 which was primarily attributable to the fiscal 1997 acquisitions. Write-down of assets of $22.8 million is due to the write-down of goodwill at Desert Springs Hospital. The provision for income taxes as a percent of net operating revenue was 3.4% for the nine months ended March 31, 1998. Excluding the write-down of assets, the provision for income taxes as a percent of net operating revenue increased to 4.1% from 3.9% for the nine months ended March 31, 1997, which was attributable to the increase in pretax income.

         Net income as a percent of net operating revenue was 5.0% for the nine months ended March 31, 1998. Excluding the write-down of assets, net income as a percent of net operating revenue was 6.2% compared to 6.0% for the nine months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had working capital of $220.6 million, including cash and cash equivalents of $6.0 million. The ratio of current assets to current liabilities was 2.4 to 1.0 at March 31, 1998 compared to 2.2 to 1.0 at June 30, 1997.

         The Company's cash requirements excluding acquisitions have historically been funded by cash generated from operations. Cash generated from operations was $85.7 million and $119.6 million for the nine months ended March 31, 1998 and 1997, respectively. The decrease is primarily due to an increase in current year tax payments, payments related to the IRS examinations and accounts receivable at three hospitals, which the Company is addressing.

         Capital expenditures excluding acquisitions for the nine months ended March 31, 1998 and 1997 were $105.7 million and $51.1 million, respectively. Capital expenditures may vary from year to year depending on facility improvements and service enhancements undertaken by the owned hospitals. The Company is constructing a replacement hospital in Florence,

South Carolina with fiscal 1998 capital expenditures of up to $60 million and a total project cost of approximately $85 million. In fiscal 1998, the Company expects to make capital expenditures from $130 million to $150 million, including the replacement hospital and excluding acquisitions.

         Effective May 1, 1998, the Company and Columbia/HCA Healthcare Corp. (Col/HCA) formed Macon Healthcare LLC. Col/HCA contributed Coliseum Medical Centers and Coliseum Psychiatric Center while the Company contributed Macon Northside Hospital and Middle Georgia Hospital in exchange for equity interests of 62% and 38%, respectively, in the joint venture. There will be working capital settlements to maintain the respective ownership interests of each party. The Company will account for its investment in the joint venture using the equity method of accounting.

         During the nine months ended March 31, 1998, the Company acquired two hospitals and affiliated health care entities for approximately $141.4 million and sold its remaining interest in a Nebraska hospital. In addition, the Company and Universal Health Services, Inc. (UHS) formed Valley Health System LLC and Summerlin Hospital Medical Center LLC. UHS contributed Valley Hospital Medical Center and the Company contributed Desert Springs Hospital and paid approximately $23 million. There will be working capital settlements to maintain the respective ownership interests of each party. During fiscal 1997, the Company acquired five hospitals and affiliated health care entities for approximately $184.6 million and sold a minority interest in a hospital.

         The Company intends to acquire additional acute care facilities, and is actively seeking out such acquisitions. The Company is continually evaluating various structures to serve existing local healthcare delivery markets. These structures could include joint ventures with other hospital owners or physicians.

         Also, the Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for its acquisition program or other needs. At March 31, 1998, the Company had $507.0 million outstanding under its Revolving Line of Credit.

         On November 26, 1997, the Company entered into a five-year $150 million End Loaded Lease Financing (ELLF) agreement to provide a financing option for future acquisitions and/or construction. This financing option is in addition to the Company's $850 million revolving line of credit. The ELLF interest rate margins and facility fee rates are substantially the same as the Company's revolving line of credit. All lease payments under the agreement are guaranteed by the Company. In connection with the ELLF, the Company amended its unsecured revolving line of credit to extend the credit agreement expiration date by six months to November 26, 2002 to coincide with the expiration date of the ELLF. At March 31, 1998, $23.7 million was outstanding under the ELLF agreement.

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

         Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. In fiscal 1997, the Company amended its 1993 interest rate swap agreements to effectively convert two borrowings of $50 million each from fixed-rate to floating-rate through September, 2001 and December, 2001, respectively. In addition, the Company entered into interest rate swap agreements which effectively convert $100 million and $200 million of floating-rate borrowings to fixed-rate borrowings. During the nine months ended March 31, 1998, the Company entered into interest rate swap agreements which effectively convert two borrowings of $50 million each from floating-rate to fixed-rate through December, 2002 and allows the counterparty of one agreement a one-time option at the end of the initial term to extend the swap for an incremental five years. In addition, the Company replaced its existing $100 million and $200 million interest rate swap agreements with new five year agreements, effective March 1998, to allow the Company to convert $100 million and $200 million of floating-rate borrowings to fixed-rate borrowings and allow the counterparty a one-time option at the end of the initial term to extend the swaps for an incremental five years. For the nine months ended March 31, 1998 and 1997, the Company received a weighted average rate of 5.9% and 5.8%, respectively, and paid a weighted average rate of 6.1% and 5.6%, respectively.

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

         On May 7, 1998, the Company learned that it is a named defendant in a qui tam case when it received a letter from a U.S. Attorney. The complaint alleges violations of Medicare laws governing the home health operations at two of the Company's hospitals. The complaint was filed under seal in June 1996 by a former employee who was discharged by the Company in April 1996. The purpose of the letter from the U.S. Attorney was to allow the Company an opportunity to evaluate the results of the government's investigation to date and to discuss with the government the allegations made in the complaint, prior to the government making a decision as to whether it will intervene as a plaintiff in the case. The lawsuit remains under seal for all other purposes. The Company intends to cooperate fully and share information with the U.S. Attorney's Office. If any violation of law is found, the Company intends to pursue an amicable settlement. The case is in a very preliminary stage, and the Company cannot at this time predict the outcome of the case or its ultimate impact on the Company's business or operating results. If the outcome were unfavorable, the Company could be subject to fines, penalties and damages and also could be excluded from Medicare and other government reimbursement programs which could have a material adverse effect on the Company's financial condition or results of operations.

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

YEAR 2000 ISSUES

         As with most other industries, hospitals and health care systems use information systems that may misidentify dates beginning January 1, 2000. This could result in system or equipment failures or miscalculations. In addition to the impact on the Company's computer programs and building infrastructure components, the Company may also experience malfunctions with computer-aided biomedical equipment used in patient care.

         The Company has a Year 2000 strategy that includes phases for education, inventory and assessment of applications at risk, analysis and planning, testing, conversion/remediation/replacement and post-implementation.

         With respect to the Company's core information systems, the Company has completed its inventory and assessment and has determined that all but three hospitals require only one upgrade to become Year 2000 compliant, which is scheduled for completion in fiscal 1999. The remaining three hospitals are scheduled to convert in fiscal 1999 to new information systems which will be Year 2000 compliant. The Company is in the inventory and assessment phase of its analysis of other systems, such as biomedical equipment, building infrastructure components (elevators, HVAC, etc.) and systems that interface with the core information systems.

         The costs for upgrades and conversions of core information systems are included in the Company's existing budget. The Company is not able to reasonably estimate the costs to be incurred for the review and modification of the medical equipment and infrastructure elements at this time.

         The Company can provide no assurances that applications the Company believes to be Year 2000 compliant will not experience difficulties, that companies on which the Company relies will resolve all Year 2000 issues on a timely basis or that the Company will not experience difficulties obtaining resources needed to make modifications to the Company's systems. Consequently, the Company can give no assurances that issues related to

Year 2000 will not have a material adverse effect on the Company.

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

         Federal and state legislators are continuing to scrutinize the health care industry for the purpose of reducing health care costs. While the Company is unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, the Company expects continuing pressure to limit expenditures by governmental health care programs. Under the Balanced Budget Act of 1997 (the 1997 Act), there are no increases in the rates paid to acute care hospitals for inpatient care through September 30, 1998. Payments for Medicare outpatient services provided at acute care hospitals, home health services and skilled nursing facility services historically have been paid based on costs, subject to certain limits. The 1997 Act requires that the payment for those services be converted to a prospective payment system, which will be phased in over various periods, beginning June 30, 1998. The 1997 Act also includes a managed care option which could direct Medicare patients to only managed care providers. Further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and the Company.

         The Company is continuing to experience an increase in managed care. States, insurance companies and employers are actively negotiating amounts paid to hospitals, which are typically lower than their standard rates. The trend toward managed care, including health maintenance organizations, preferred provider organizations and various other forms of managed care, may adversely affect hospitals' ability, including the Company's hospitals, to maintain their current rate of net revenue growth and operating margins.

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

         The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals was approximately 39.3% and 35.9% of gross patient service revenue for the nine months ended March 31, 1998 and 1997, respectively.

         The complexity of the Medicare and Medicaid regulations, increases in managed care, hospital personnel turnover, dependence of hospitals on physician documentation of medical records and the subjective judgment involved complicates billing and collections of accounts receivable by hospitals. There can be no assurance that this complexity will not negatively impact the Company's future cash flow or results of operations.

         The Company's historical financial trend has been favorably impacted by the Company's ability to successfully acquire acute care hospitals. The Company believes that trends in the health care industry described above may create possible future acquisition opportunities. The Company faces competition in acquiring hospitals from a number of well-capitalized organizations. Additionally, some hospitals are sold through an "auction" process, which may result in higher purchase prices being paid by competitors for those properties than the Company believes are reasonable. There can be no assurances that the Company can continue to maintain its current growth rate through hospital acquisitions and the successful integration of hospitals into its system.

         The Company's owned hospitals accounted for 91% of the Company's net operating revenue for the nine months ended March 31, 1998 compared to 90% for the nine months ended March 31, 1997. Carolinas Hospital System, Flowers Hospital, Gadsden Regional Medical Center, Lutheran Hospital of Indiana and Mary Black Hospital accounted for approximately 50% of the Company's owned hospital revenue for the nine months ended March 31, 1998.

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

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

         On May 7, 1998, the Company learned that it is a named defendant in a qui tam case when it received a letter from a U.S. Attorney. The complaint alleges violations of Medicare laws governing the home health operations at two of the Company's hospitals. The complaint was filed under seal in June 1996 by a former employee who was discharged by the Company in April 1996.

         The purpose of the letter from the U.S. Attorney was to allow the Company an opportunity to evaluate the results of the government's investigation to date and to discuss with the government the allegations made in the complaint, prior to the government making a decision as to whether it will intervene as a plaintiff in the case. The lawsuit remains under seal for all other purposes.

         The Company intends to cooperate fully and share information with the U.S. Attorney's Office. If any violation of law is found, the Company intends to pursue an amicable settlement.

         The case is in a very preliminary stage, and the Company cannot at this time predict the outcome of the case or its ultimate impact on the Company's business or operating results. If the outcome were unfavorable, the Company could be subject to fines, penalties and damages and also could be excluded from Medicare and other government reimbursement programs which could have a material adverse effect on the Company's financial condition or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The exhibits filed as part of this Report are listed in the Index to Exhibits immediately following the signature page.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      QUORUM HEALTH GROUP, INC.


Date: May 14, 1998                    By: /s/Steve B. Hewett
                                          --------------------------------------
                                          Steve B. Hewett
                                          Vice President/Chief Financial Officer

                                  Exhibit Index




Exhibit No.
-----------

 3 Amended and Restated Certificate of Incorporation of the Company, effective with the Secretary of State of Delaware on December 15, 1997 (Incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for the Annual Meeting of
                 Shareholders held on November
                 10, 1997.)

10.1(A) 1997 Stock Option Plan (Incorporated by reference to Exhibit B to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held on November 10, 1997.)

10.1(B)          Employee Stock Purchase Plan, as amended
                 (Incorporated by reference to Exhibit C to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders held on November 10, 1997.)

10.1(C) Form of Executive Employment Agreement with certain executives of the Company.

27               Financial Data Schedule (for SEC use only)