Form 10-K
period 1998-06-30
QUORUM HEALTH GROUP INC
filed 1998-09-28
CIK 854694

                                    FORM 10-K

     (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE TRANSITION PERIOD FROM __________ TO __________


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

                          COMMON STOCK, PAR VALUE $.01

                                 TITLE OF CLASS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $1,696,634,252 as of September 22, 1998. The number of Shares of Common Stock outstanding as of such date was 75,701,192.

         The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K: Registrant's definitive proxy materials for its 1998 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS


                                                                              Page
ITEM 1.       BUSINESS......................................................     5
              Overview......................................................     5
              Business Strategies...........................................     5
              The Quorum Business Ethics Program............................    10
              Owned Hospitals...............................................    12
              Management Services...........................................    18
              Government Payment Programs...................................    19
              Government Regulation.........................................    23
              Competition...................................................    27
              National Purchasing Contracts.................................    29
              Employees and Physicians......................................    30
              Professional Liability........................................    30
ITEM 2.       PROPERTIES....................................................    31
ITEM 3.       LEGAL PROCEEDINGS.............................................    32
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS.......................................................    33
ITEM 5.       MARKET FOR COMPANY'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS...................................    33
ITEM 6.       SELECTED FINANCIAL DATA.......................................    34
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION............................    36
              Impact of Acquisitions, Joint Ventures and
              Divestitures..................................................    36
              Results of Operations.........................................    37
              Liquidity and Capital Resources...............................    40
              Market Risks Associated With Financial
              Instruments...................................................    43
              Year 2000 Issues..............................................    44
              General.......................................................    46
              Inflation.....................................................    49
              Forward-Looking Statements....................................    50
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK...................................................    51
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    51
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE........................    51
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS..............................    51
ITEM 11.      EXECUTIVE COMPENSATION........................................    51

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT................................................    51
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    51
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K...........................................    11-1
SIGNATURES..................................................................    Sig-1

                                     PART I

ITEM 1.      BUSINESS

OVERVIEW

         Quorum Health Group, Inc., through its subsidiaries, owns and operates acute care hospitals and local and regional healthcare systems throughout the United States. At June 30, 1998 Quorum(1) owned, managed under contract or provided consulting services to acute care hospitals in 44 states. At such date, the Company owned and operated seventeen acute care hospitals with 3,966 licensed beds, was a minority investor in joint ventures that owned and operated seven acute care hospitals, and provided management services to 236 hospitals with approximately 27,500 licensed beds. As of June 30, 1998, the Company had 183 contracts to provide selected consulting and support services. Quorum's subsidiary, Quorum Health Resources, LLC, is the largest contract manager of not-for-profit hospitals in the United States.

         As discussed in more detail under "Owned Hospitals" below, Quorum acquired two acute care hospitals during fiscal 1998 and entered into joint ventures to which it contributed three of its hospitals. Quorum acquired one additional acute care hospital in July 1998.

BUSINESS STRATEGIES

         The Company's business strategies are (i) to acquire additional acute care hospitals, primarily in medium-sized markets, and to achieve additional market penetration in such markets, including, where appropriate, forming joint ventures with other healthcare providers, (ii) to continue to improve the financial performance and the scope and quality of healthcare services of its owned hospitals, and (iii) to use the Company's network of hospital management professionals to identify strategic hospital acquisitions and other opportunities to create networks with other hospitals and health care providers while maintaining the Company's management contract business as an important line of business. The Company believes that its experience and position as a leading

--------
(1) The term "Quorum" or "the Company" as used herein refers to Quorum Health Group, Inc. and its direct and indirect subsidiaries, unless otherwise stated or indicated by context. The term "subsidiaries" as used herein also means affiliated partnerships and affiliated limited liability companies.

provider of management services to acute care hospitals in the United States affords it a competitive advantage in acquiring and operating hospitals and in creating healthcare service networks in local markets. In implementing its strategies, the Company seeks to operate with integrity and in compliance with the law.

         Acquisition and Joint Venture Strategy

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

         A significant element of Quorum's strategy is to actively pursue acquisitions of acute care hospitals because it believes that well-positioned, efficiently managed acute care hospitals will continue to be the center of the health care delivery system in the United States. Acquisition candidates will typically be hospitals ranging in size from 100 to 400 beds, that are generally located in markets that will support more than one hospital. The Company's acquisition efforts are directed at identifying hospitals whose financial and operating performance would be enhanced by the Company's management expertise and resources. The Company is primarily interested in medium-sized markets with population bases of between 50,000 and 500,000 people. The Company intends to make acquisitions that will either enhance the Company's position within its existing markets or enable it to enter into new markets consistent with its strategic criteria. The Company's acquisitions of St. Joseph Medical Center (Fort Wayne, Indiana), Wesley Health System (Hattiesburg, Mississippi) and Unimed Medical Center (Minot and Kenmare, North Dakota) represent entries into such target markets.

         The Company intends to enter markets that are large enough to permit the creation of medical service networks with the ability to effectively and profitably serve patient and payor needs. The Company is primarily interested in markets in which the ownership of one or possibly two hospitals would give the Company sufficient market position to permit the Company to play a significant role in the health care delivery system in such communities. The Company's acquisition strategy is not directed at markets in which ownership of a greater number of hospitals is required to be an effective competitor in that market.

         In certain cases, local market conditions make it desirable for hospital owners to integrate their operations with physician groups, outpatient centers or other medical service providers in the community, including other acute care hospitals. The Company seeks to adapt its strategy to the needs of each community in which it operates. Thus, integration may take different forms. Integration of services can enable providers to respond to payor demands for more cost-effective care through more effective case management and more extensive use of outpatient services. Integration also allows hospitals and physicians to work in closer collaboration to enhance the quality of care and expand available services in the local market. Integration with other acute care hospitals also permits cost reduction through elimination of duplication as well as provision of new services and geographic distribution which makes the hospitals more attractive to purchasers of healthcare.

         In two cases, Mary Black Memorial Hospital (Spartanburg, South Carolina) and ParkView Regional Medical Center (Vicksburg, Mississippi), the Company and local physicians have consolidated the operations of the acute care hospital and their respective practices under common ownership. During fiscal 1998 the Company formed joint ventures with other hospitals. In February 1998, the Company contributed Desert Springs Hospital (Las Vegas, Nevada) and other assets to two joint ventures with two Las Vegas hospitals contributed by Universal Health Systems ("UHS"). The Company holds 26% and 28% interests in the two joint ventures, which are managed by UHS. In May 1998, the Company contributed Macon Northside Hospital and Middle Georgia Hospital (Macon, Georgia) to a joint venture with two Macon hospitals contributed by Columbia/HCA

Healthcare Corporation ("Columbia"). The Company holds a 38% interest in the joint venture, which is managed by Columbia.

         Although the Company concentrates its acquisition efforts primarily in medium-sized markets, attractive acquisition opportunities may also arise in smaller markets. These smaller market hospitals may be in proximity to one of the Company's medium-sized markets or in a separate, independent market. The Company's acquisition of Clinton County Hospital (Frankfort, Indiana) is an example of a smaller market purchase.

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

         Over time, the Company's results of operations have been positively affected by acquisitions of acute care hospitals. The Company has completed acquisitions of several acute care hospitals in recent years, and intends to pursue additional acquisitions. The Company faces competition, from not-for-profit hospitals as well as one or more of the for-profit acute care hospital companies, for most of the hospitals it seeks to purchase. Some of these competitors may have financial resources greater than the Company's. Such competition increases the difficulty of purchasing hospitals on favorable terms. Additionally, some hospitals are sold through an auction process, which may result in higher purchase prices being paid by competitors for those properties than the Company believes are reasonable. In addition, the Year 2000 problem may reduce the number of suitable hospital acquisition candidates.

         During fiscal 1998, cash used for acquisitions was $131.7 million. The Company acquired two hospitals and affiliated health care entities, contributed three hospitals in exchange for equity interests in joint ventures that own and operate seven hospitals, and sold its remaining interest in a Nebraska hospital. During fiscal 1997, the Company acquired five hospitals and affiliated health care entities for approximately $184.6 million and sold a minority interest in a hospital. During fiscal 1996, the Company acquired two hospitals and affiliated health care entities for approximately $205.3 million and sold one hospital and a minority interest in another hospital.

         As the Company grows, it depends on a greater volume of acquisitions, or acquisitions of larger size, to achieve its growth targets. There can be no assurance that the Company will be able to locate suitable acquisition candidates in the future, consummate acquisitions on favorable terms or successfully integrate newly acquired businesses and facilities with the Company's operations. In particular, some not-for-profit hospitals may be unwilling to consider selling to a for-profit purchaser. Additionally, sales of not-for-profit hospitals to for-profit buyers are coming under increasing scrutiny by state attorneys general in a number of states. Such reviews could result in lengthening the time required to complete acquisitions, and could make not-for-profit hospitals less willing to sell to for-profit purchasers.

         Additionally, acquired facilities must show improved operating results more quickly than in the past for the Company to achieve its growth targets. There can be no assurance that the Company will be able to realize expected operating and economic efficiencies from its recent acquisitions or from any future acquisitions.

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

         In attempting to improve the financial performance of its owned hospitals, the Company typically takes a number of steps to lower operating costs and enhance revenues. Initiatives include application of purchasing economies, implementation of flexible staffing plans, improved length of stay management, and increased focus on resource consumption. The Company also generally seeks to improve the operations of its acquired hospitals by expanding and improving the quality of the services provided by a hospital to make it more attractive to physicians, patients and third-party payors. The Company also recruits additional physicians and markets the hospital's services directly to businesses, governments, managed care organizations and others. In addition, the Company seeks opportunities to form networks or alliances with other health care providers in appropriate markets. These network relationships may be in the form of purchase, joint venture, lease, management or other contracts. As Medicare and other payors seek to reduce their health care expenditures, the ability to reduce and control operating costs will become more important to the Company's results of operations and future growth.

         Management Services Strategy

         As the hospital industry consolidates, the demand for the Company's management services may be affected by the reduction in the number of independent hospitals. To reduce the effects of industry consolidation, the Company's strategy for increasing the revenue and profitability of its management services business involves developing and marketing new services, providing additional services to existing managed hospitals and seeking appropriate fee increases. As an example, the Company provides specialized services to hospitals and health systems facing significant financial or operational challenges through its Intensive Resources Group subsidiary. The Company also continues to use its national network of hospital employees for the generation of leads for new contract clients; targeting larger hospitals for contract relationships; and pursuing network, managed care and joint venture opportunities with its client hospitals, other healthcare providers, and insurers.

THE QUORUM BUSINESS ETHICS PROGRAM

         It is the Company's policy that its business be conducted with integrity and in compliance with the law. The Company first formally adopted its "Policy on Business Practices" in 1991 as a statement of the proper standards of behavior for its employees. To further the objective of legal and ethical behavior, the Company established its current Business Ethics Program in 1995. The Program is managed and implemented on a day-to-day basis by the Company's Vice President/Ethics & Business Conduct and her staff who work with the Company's legal department and outside law firms who act as special counsel to the Company, as well as other health care consultants. The Program runs under the oversight of a management Compliance Committee made up of the Company's Chief Executive Officer, Chief Operating Officer, General Counsel, Vice President/Internal Audit, Vice President/Controller, Vice President/Financial Operations, and Vice President/Ethics and Business Conduct. The Program is also overseen by the Audit Committee of the Company's Board of Directors, which monitors compliance with the Program, and suggests ways to strengthen the Program. The Business Ethics Program was adopted to help assure that high standards of conduct are met in the operation of the Company's business and to help assure that the Company has implemented policies and procedures so that the Company's employees will act in full compliance with all applicable laws, regulations and Company policies.

         Under the Business Ethics Program, the Company distributes its business practices policy, which has been revised several times and is now known as "Our Code of Conduct," annually to all Company employees. The Business Ethics Program provides initial and periodic legal compliance and ethics training to every Company employee. Under the Business Ethics Program, the Company also reviews various areas of the Company's operations and develops and implements, with management, policies and procedures designed to foster compliance with the law. Each owned hospital has a compliance officer who assists in developing and implementing such policies and procedures. The Company's Internal Audit department, as a part of its regular audit function, monitors the implementation of such policies and procedures as well as management's controls to help assure ongoing compliance. All employees are encouraged to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors, designated compliance officers in the Company's hospitals or the Company's Ethics and Business Conduct or Legal departments. In addition, employees may report suspected violations to a toll-free telephone hotline, on an anonymous basis if they desire.

         The Company also provides certain compliance-related services to its managed hospitals. While each hospital's governing body retains responsibility for the facility's compliance with laws and regulations, the Company has developed a package of services designed to assist its managed hospitals in creating and implementing a compliance program, including a Compliance Plan Development Guide, educational materials and programs for boards, medical staffs, and hospital personnel, including hospital compliance officers, and sample policy and procedure manuals which can be customized for each hospital's use. In addition, the Company has negotiated volume discount contracts with providers of additional compliance-related services which the managed hospitals may desire to use.

         The Company is subject to a complex framework of federal, state and local laws. Although the Company believes that it is in material compliance with such laws, a determination that the Company has violated such laws, or even the public announcement that the Company was being investigated concerning possible violations, could have a material adverse effect on the Company. See "Government Regulation" and "Item 3. Legal Proceedings."

OWNED HOSPITALS

         Acquisitions, Joint Ventures and Sales

         The Company acquired its first acute care hospital in fiscal 1991. The Company acquired three facilities in fiscal 1992 (one of which has been sold), eleven facilities in fiscal 1994 (ten of which were acquired in a single transaction; of which five have been sold; two exchanged for two other hospitals and in fiscal 1998 three contributed to joint ventures), three facilities in fiscal 1995 (one of which was sold in fiscal 1998), two facilities in fiscal 1996; five facilities during fiscal 1997 and two facilities in fiscal 1998. In July 1998, the Company acquired St. Joseph Medical Center, a 191-bed acute care hospital in Fort Wayne, Indiana.

         As of September 22, 1998, the Company owned and operated eighteen hospitals. Of the Company's owned hospitals, seventeen are located in small or medium-sized markets and one is located in the larger market of Columbus, Ohio. The Company also is a minority investor in joint ventures (to which it contributed three hospitals) that own and operate seven hospitals. The Company regularly evaluates the performance of each of its owned hospitals in light of its business strategies. The Company is always looking for ways that its hospitals can better contribute to healthcare delivery in their communities while improving shareholder value.

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

         The following table sets forth certain information with respect to each of the Company's owned hospitals as of June 30, 1998.

                                                 LICENSED      BEDS IN         DATE OF
HOSPITAL AND LOCATION                             BEDS(1)     SERVICE(2)     ACQUISITION
---------------------                            --------     ----------     -----------
ParkView Regional Medical Center                    231          193        November 1990
       Vicksburg, Mississippi(3)
Park Medical Center                                 404          165        February 1992
       Columbus, Ohio
Flowers Hospital                                    400          400        June 1992
       Dothan, Alabama
Gadsden Regional Medical Center                     346          257        December 1993
       Gadsden, Alabama
Abilene Regional Medical Center                     160          160        May 1994
       Abilene, Texas
Medical Center Enterprise                           135          117        May 1994
       Enterprise, Alabama
Carolinas Hospital System                           424          380        February 1995
       Florence, South Carolina
Carolinas Hospital System -- Lake City(4)            48           40        June 1995
       Lake City, South Carolina
Lutheran Hospital of Indiana                        377          357        August 1995
       Fort Wayne, Indiana
Jacksonville Hospital                                89           56        June 1996
       Jacksonville, Alabama
Mary Black Memorial Hospital                        235          222        July 1996
       Spartanburg, South Carolina (5)
Carolinas Hospital System -- Kingstree (4)           78           40        August 1996
       Kingstree, South Carolina
Doctors Hospital of Stark County                    166          166        November 1996
       Massillon, Ohio (6)
Barberton Citizens Hospital                         347          245        December 1996
       Barberton, Ohio (6)
Clinton County Hospital                              88           53        June 1997
       Frankfort, Indiana (4)
Wesley Medical Center                               211          182        September 1997
       Hattiesburg, Mississippi
Unimed Medical Center                                                       March 1998
       Minot, North Dakota                          185          165
       Kenmare, North Dakota                         42           42

(1) Licensed beds are the number of beds for which a facility has been licensed by the appropriate state agency regardless of whether the beds are actually available for patient use.

(2) Beds in service are the number of beds that are readily available for patient use.

(3) Owned by a corporation in which a Quorum subsidiary owns a 67% interest and is the manager.

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

         Selected Operating Statistics

         The following table sets forth certain operating statistics for the Company's owned hospitals for each of the years presented. The statistics for the year ended June 30, 1998 include a full year of operations for fifteen hospitals and partial periods for one hospital divested, three hospitals contributed to the joint ventures and two hospitals acquired during such year. The statistics for the year ended June 30, 1997 include a full year of operations for fifteen hospitals and partial periods for four hospitals acquired during such year. The statistics for the year ended June 30, 1996 include a full year of operations for twelve hospitals and partial periods for two hospitals acquired and one hospital divested during such year. The statistics for the year ended June 30, 1995 include a full year of operations for ten hospitals and partial periods for three hospitals acquired during such year. The statistics for the year ended June 30, 1994 include a full year of operations for four hospitals and partial periods for nine hospitals acquired, three of which were divested or exchanged during such year.

                                                                   YEAR ENDED JUNE 30
                                                                   ------------------
                                      1998               1997               1996            1995           1994
                                      ----               ----               ----            ----           ----
Number of hospitals(1)                     17                 19                 14             13             10
Licensed beds(1)(2)                     3,966              4,205              3,281          2,909          2,229
Beds in service(1)(3)                   3,240              3,481              2,691          2,368          1,796
Admissions(4)                         128,235            119,551             94,872         73,338         55,522
Average length of stay
(days)                                    5.6                5.6                5.8            6.2            6.0
Patient days(5)                       713,906            666,353            548,772        451,501        335,807
Adjusted patient days(6)            1,193,701          1,046,657            830,955        665,657        480,098
Occupancy rate (licensed
beds)(7)                                46.8%              46.8%              46.2%          47.6%          47.6%
Occupancy rate (beds
    in service)(8)                      56.9%              56.5%              56.2%          58.9%          61.5%
Gross inpatient revenue
    (in thousands)                 $1,513,805         $1,447,771         $1,115,363       $888,811       $622,037
Gross outpatient revenue
    (in thousands)                 $1,017,383         $  826,279         $  573,529       $421,582       $267,278

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

         The Company's owned hospitals accounted for 91% of the Company's net operating revenue in fiscal 1998 compared to 90% in fiscal 1997 and 88% in fiscal 1996. In fiscal 1998, the Dothan, Alabama and Fort Wayne, Indiana markets accounted for approximately 25% of the Company's owned hospital revenue and 40% of the Company's owned hospital earnings before interest, minority interest, write-down of assets, income taxes, depreciation and amortization expense and extraordinary charges ("EBITDA"). Due to the current number of owned hospitals, changes in any individual market can affect the overall operating results of the Company. Furthermore, concentration of results of operations in the Dothan, Alabama and Fort Wayne, Indiana markets increases the risks that adverse developments at these facilities will have a material adverse effect on the Company's operations or financial condition. In addition, the amounts expected to be derived from the Fort Wayne, Indiana market will increase as a result of the acquisition of St. Joseph Hospital.

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

         The following table sets forth the percentage of gross revenue (revenue before deducting contractual adjustments, policy and charity discounts) of the Company's owned hospitals from Medicare, Medicaid and other sources for the periods indicated. The data for the years presented are not strictly comparable due to the significant effect that hospital acquisitions joint ventures and divestitures have had on the Company. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition".

                                           Year Ended June 30
                                           ------------------
                                     1998          1997          1996
                                     ----          ----          ----
               Medicare               47.2%         47.5%         48.5%

               Medicaid                7.5           7.6           7.5

               Other sources          45.3          44.9          44.0
                                     -----         -----         -----

                       Total         100.0%        100.0%        100.0%
                                     ======        =====         =====

         The gross revenues of each of the Company's owned hospitals are affected by a number of factors. Among these are inpatient occupancy levels, the type of ancillary services and therapy programs ordered by physicians for their hospital patients, the volume of outpatient procedures and the charges for the services provided by the hospital. Payment rates for inpatient routine services vary significantly depending on the type of service (e.g., acute care, intensive care or psychiatric) and the geographic location of the hospital. The Company has experienced an increase in the percentage of patient revenues attributable to outpatient services in recent years. This increase is primarily the result of advances in technology (which allow more services to be provided on an outpatient basis); increased pressures from Medicare, Medicaid, HMOs, PPOs and other insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis and the integration of physician practices into certain of the Company's hospitals. The Company's experience with respect to increased outpatient volume mirrors the trend in the hospital industry.

         Amounts received from most payors are less than the hospitals' customary charges for the services provided. All of the Company's hospitals (as do most acute care hospitals) derive a substantial portion of their revenue from the Medicare and Medicaid programs, which pay participating health care providers for covered services rendered and items furnished to qualified beneficiaries. Both of these are governmental programs which are heavily regulated and use complex methods for determining payments to providers. These programs are subject to frequent changes which in recent years have reduced, and in future years are expected to continue to reduce, payments to hospitals. In light of its hospitals' high percentage of Medicare and Medicaid patients, the Company's ability in the future to operate its business successfully will depend in large measure on its ability to adapt to changes in these programs. See "Government Payment Programs".

         An increasing number of payors are actively negotiating the amounts they will pay for services performed to further reduce their health care costs. Payors, especially managed care payors, attempt to reduce payments to hospitals by demanding discounted fee structures or per diem payment rates, instituting prospective payment or DRG-based systems or, in some cases, requiring health care providers to assume the financial risk through prepaid capitation arrangements. To the extent such efforts are successful, and to the extent that such payors fail to pay amounts which are adequate to cover the costs of providing services to their beneficiaries, such efforts may have a negative impact on the results of operations of the Company's hospitals.

         Typically, a hospital negotiates with a managed care payor for payment rates for a specific group of covered members. In exchange for providing services at a discounted rate, the hospital expects that the payor will encourage the members to use the facility. This process occurs though the use of provider directories and identification cards, as well as specific incentives in the members' benefit design. However, some managed care payors sell the negotiated discounts to other payors who have no direct contract with the hospital and whose members have already been admitted to the hospital under another plan, or who would use the hospital without the discounted rates. The process of reselling negotiated discounts is known as "silent PPO" discounting, and refers to an array of transactions that involve buying and selling provider discounts without an obligation by the buying managed care payor to encourage members to use the hospital. This practice is difficult for hospitals to detect. Undetected silent PPO discounting results in higher managed care discounts and lower net revenues.

MANAGEMENT SERVICES

         The Company's management services business consists of managing hospitals owned by others under management contracts. In addition, the Company offers a variety of operational and strategic consulting services and related educational and management programs to meet the specific needs of hospitals that may or may not be part of the Company's contract management program. The Company attempts to focus such consulting services on health care providers located in identified strategic markets. During fiscal 1998, fees received by the Company's management services business accounted for approximately 9% of the Company's net operating revenues.

         With 236 managed hospitals as of June 30, 1998, the Company is the largest provider of management services to acute care hospitals in the United States. Based on industry data published in 1998, the second and third ranked contract management organizations managed 51 and 19 hospitals, respectively. The Company believes that its industry reputation and leading market position provide a competitive advantage in seeking additional management contracts.

         The Company makes available to hospital owners a comprehensive range of management and professional services. The focus of the Company is to assist its clients in their goals of improving their financial performance and the scope and quality of healthcare provided at their facilities. Upon entering into a management contract, the Company assesses the operations of the hospital and, based on such assessment, develops a management plan tailored to the specific needs of the hospital. The Company annually reviews the management plan with the hospital's governing board and prepares an annual progress report to identify cost savings and achievements.

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

         The Company's hospital management team is supported by the Company's group and division management staff, which has broad experience in managing hospitals of all sizes in diverse markets throughout the United States. Such locations also afford the Company a significant marketing advantage in responding to new business opportunities because the Company's staff is knowledgeable of the economic, demographic and regulatory factors affecting local markets. See "Competition".

         The Company's hospital management contracts generally provide for a term of three to five years. The rate of attrition for management contracts has averaged approximately 8.3% for two years ended June 30, 1998, an increase from the 7.5% attrition rate reported for two years ended June 30, 1997. Over the same periods, the Company has generally been able to offset the effects of such attrition by obtaining additional management contracts and increasing revenue from other sources.

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

         Medicare

         Most Medicare inpatient hospital operating costs are paid under a prospective payment system ("PPS") Under this system, general hospital discharges are classified into approximately 500 diagnosis related group categories (known as "DRG's"), which categorize illnesses and injuries according to estimated intensity of hospital resources necessary to furnish care. A hospital's DRG payment is determined by multiplying a standard federal rate by the weight assigned to the applicable DRG. There are two standard federal rates: one for large metropolitan areas (population over one million) and one for all other areas. The applicable rate is adjusted by a local wage index. Additional add-on payments are made for: (1) hospital stays that are unusually costly (called outliers), (2) treating a large number of indigent patients (called disproportionate share), and (3) the added cost incurred as a result of residency training (called indirect medical education).

         At the inception of PPS, Congress intended to update the DRG payments annually by the increase in the cost of goods and services used to produce hospital care (the "Market Basket"). In practice, the DRG rate increases have seldom matched increases in the Market Basket. Under the Balanced Budget Act of 1997 (the "Budget Act"), there was no increase for the year ending September 30, 1998. For the following four years, the Budget Act calls for increases in DRG rates equal to Market Basket minus 1.9%, 1.8%, 1.1% and 1.1%, respectively. The reductions make it more difficult for the Company to achieve its current rate of net revenue growth and to maintain or improve its operating margins. See "Owned Hospitals-Sources of Revenue".

         In addition to the DRG payments for inpatient operating costs, Medicare makes separate payments to hospitals for inpatient capital costs. Capital related costs generally include depreciation, capital interest, lease and rental expense, property taxes and insurance related to the plant and equipment. Since 1992, hospitals have been paid under one of two methodologies. First, hospitals with cost less than the base year federal rate transition up to the federal rate over a ten year period. Hospitals with cost over the base year federal rate transition down to the federal rate over a ten year period, or they may chose to transition to 100% of the federal rate sooner. The payment methodology for capital is similar to DRGs in that the federal rate is multiplied by the DRG weight to arrive at a predetermined payment. The Budget Act reduced capital rates in the aggregate by 15.3% effective October 1, 1997.

         Medicare pays for outpatient laboratory services based on a fee schedule. Medicare generally pays for other outpatient services at the lesser of
(i) 94.2% of costs, (ii) charges or (iii) a blend of fees and costs for ambulatory surgery, diagnostic radiology and other services. The Budget Act changed the formula for determining payment amounts (the "formula driven overpayment" or "FDO") for such other outpatient services rendered on and after

October 1, 1997. This formula change has the effect of reducing payment amounts in comparison to amounts that would have been received under previous law.

         The Budget Act requires Medicare to implement outpatient PPS effective January 1, 1999. The Health Care Financing Administration ("HCFA") has requested that Congress postpone this deadline to enable the agency to focus efforts on its Year 2000 compliance efforts. Outpatient PPS, when implemented, may have a material adverse effect on the Company's results of operations. However, the Company is unable to predict when outpatient PPS will be implemented or its effect on the Company when implemented.

         At the date of this report, the Company owns eleven facilities that operate hospital-based home health agencies. The Budget Act mandated home health payments at the lesser of three levels for cost reporting periods beginning on and after October 1, 1997. These three levels, known as the interim payment system, are (i) cost, (ii) a per visit cap that is lower than the previous cap, and (iii) a new annual per beneficiary cap. Additionally, coverage for services provided solely related to the need for venipuncture was eliminated effective February 5, 1998. The combination of these changes has significantly reduced the Company's home health volumes. The Company expects net revenue derived from its home health agencies will be substantially lower in future years under the interim payment system. The Budget Act requires Medicare payments for home health services to transition to PPS beginning October 1, 1999. The Company expects payments under PPS to be more favorable than the interim payment system. However, this transition is also expected to be delayed due to HCFA's request for delay in order to focus on Year 2000 compliance.

         Including the July 1998 acquisition, the Company owns ten hospitals that operate hospital-based skilled nursing beds. Effective for cost reporting periods beginning July 1, 1998, the Budget Act requires skilled nursing facilities be paid on a prospective per diem basis, which is to be phased in over four years for most facilities. The Company expects the Budget Act changes to reduce its payments for skilled nursing services.

         The Budget Act includes other provisions which will reduce payments that would have otherwise been received by hospitals. The reductions include payments related to transfers from an acute-care setting and payments related to reimbursement of uncollectible deductibles and coinsurance from Medicare patients. In general, the Company anticipates that all of the changes resulting from the Budget Act will result in lower payments from the Medicare program than would have been received.

         Further reductions in Medicare spending, or other changes to the program, may be required to maintain the solvency of the Medicare program or the Social Security system as a whole. While the Company expects further reductions in Medicare payments, it cannot predict the timing, magnitude or effect of such reductions. The Company's ability in the future to operate its business successfully will depend in large measure on its ability to adapt to changes as a result of the Budget Act and any subsequent legislation and regulations.

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

         Cost Reports

         The Company's facilities are required to file cost reports annually with Medicare and Medicaid. These reports are subject to audit and often require several years before a final settlement is received. Preparation of cost reports is subject to complex regulations, administrative rulings and fiscal intermediary interpretations, all of which change frequently. Management believes adequate provision has been made in its financial statements for any retroactive adjustment resulting from such final settlement. Until final settlement, however, significant issues remain unresolved and previously determined allowances could be more or less than ultimately required. See "Government Regulation-False Claims" and Item 3. "Legal Proceedings."

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

         In recent years there has been increased scrutiny of the health care industry, in part due to escalating health care costs, particularly in the Medicare program, and concern over the Federal budget deficit. The federal government and a number of states are rapidly increasing the resources devoted to investigating allegations of fraud and abuse in the Medicare and Medicaid programs. At the same time, regulatory and law enforcement authorities are taking an increasingly strict view of the requirements imposed on providers by the Social Security Act and Medicare and Medicaid regulations.

         False Claims

         The False Claims Act and the Social Security Act each impose criminal and civil penalties for willfully making false claims to Medicare and Medicaid for services not rendered or for misrepresenting actual services rendered in order to obtain higher payment. Careful and accurate coding and billing of claims for payment is required in order to avoid liability under these federal statutes. At the same time, the complexity of the regulations, the dependence of hospitals on physician documentation of medical records and the subjective judgment involved make accurate billing difficult. Violation of these federal statutes may subject a hospital to treble damages, fines of up to $10,000 per false claim and exclusion from the Medicare and Medicaid programs. See "Government Payment Programs-Cost Reports".

         Federal and State Fraud and Abuse Laws

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

         The Antifraud Amendments have been interpreted broadly by the federal regulators and the courts to prohibit the intentional payment of anything of value if even one purpose of the payment is to influence the referral of Medicare or Medicaid business. Many commonplace commercial arrangements between hospitals and physicians could be considered by the government to violate this broad interpretation of the Antifraud Amendments. Many states have also passed laws similar to the Antifraud Amendments, which apply to both government-sponsored and private healthcare plans.

         Self-Referral Prohibitions

         Portions of the Budget Reconciliation Act of 1993 (the "1993 Act")also affect providers who receive payments under the Medicare and Medicaid programs. One of the provisions of the 1993 Act is known as "Stark II", and is an expansion of the previous prohibition on self-referral by physicians. "Stark I" prohibited physicians from referring their Medicare patients to any clinical laboratory in which they or any member of their immediate family had a financial interest. "Stark II" expanded the prohibited patient base to both Medicare and Medicaid patients, and expanded the prohibited health care service from clinical laboratories to add a number of "designated health services", including home health and inpatient and outpatient hospital services. There are certain exceptions in the 1993 Act for, among other things, prepaid health plans and ownership by a referring physician of an investment interest in an entire hospital, as opposed to ownership of a subdivision or department of a hospital. Currently, physicians hold ownership interests in two of the Company's hospitals. To date, no final regulations have been promulgated interpreting "Stark II". Sanctions for violating "Stark I" or "Stark II" include civil money penalties up to $15,000 per prohibited service provided, assessments equal to 200% of the dollar value on each such service provided and exclusion from the Medicare and Medicaid programs. In addition to the federal prohibition, many states have enacted similar anti-self-referral statutes applicable to all patient referrals, including private pay patients, as well as Medicare and Medicaid patients.

         Although the Company exercises care in an effort to conduct its business in compliance with all applicable laws and to structure its arrangements with health care providers to comply with the Antifraud Amendments and Stark I and II, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company. The Company could be materially adversely affected if it were to be found in violation of the False Claims Act, the Social Security Act, the Antifraud Amendments or "Stark I/Stark II". See "The Quorum Business Ethics Program" and "Item 3. Legal Proceedings".

         Health Insurance Portability and Accountability Act of 1996

         The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") became law in August 1996. The new law includes a number of amendments or supplements to the Antifraud Amendments. It also contains provisions relating to portability of health insurance coverage and limitations on preexisting condition exclusions. Most of the provisions of HIPAA became effective January 1, 1998.

         HIPAA is intended to enhance federal health care law enforcement by creating and funding three new health care fraud and abuse enforcement programs:
The Fraud and Abuse Control Program, The Medicare Integrity Program and the Beneficiary Incentive Program. The Fraud and Abuse Control Program calls for the coordination of federal, state and local authorities to control fraud and abuse with respect to not only Medicare and Medicaid but, for the first time, with respect to private health insurance plans as well. The Medicare Integrity Program directs the Department of Health and Human Services ("HHS") to enter into separate contracts with private entities to carry out certain fraud and abuse detection activities.

         Through the Beneficiary Incentive Program, HIPAA authorizes the Secretary of HHS to provide payments to individuals who (i) report information leading to the imposition of civil monetary penalties under the fraud and abuse laws or (ii) make suggestions that result in Medicare and Medicaid program savings. Under HIPAA, health care fraud, now defined as knowingly and willfully executing or attempting to execute a "scheme or device" to defraud any health care benefit program, is made a federal criminal offense. In addition, for the first time, federal enforcement officials will have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the investor, officer or employee had no knowledge of the fraud. HIPAA also establishes a new violation for the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. HIPAA also required HHS to establish a national health care fraud and abuse data collection program. This program will collect reports of final adverse actions (including civil, criminal, license and certification sanctions and any other publicly available negative findings) against health care providers, suppliers or licensed practitioners. Governmental agencies and private plans will both report and have access to the information collected by the program. Also, HIPAA requires the Secretary of HHS to issue advisory opinions with respect to whether particular transactions violate the Medicare and Medicaid anti-kickback laws.

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

         Hospital Licensing

         Hospitals are subject to periodic inspection by federal, state and local authorities in order to determine their compliance with applicable regulations and standards. Such compliance must be demonstrated to maintain licensure and to participate as a certified health care provider in the Medicare and Medicaid programs. All of the Company's owned hospitals are licensed under appropriate state laws and are certified to participate in the Medicare program. In addition, it is a general policy of the Company that all its owned hospitals apply for accreditation by the appropriate accreditation body, such as the Joint Commission on Accreditation of Healthcare Organizations or the American Osteopathic Association. All of the Company's owned hospitals are so accredited, with the exception of the 42-bed facility at Kenmore, North Dakota, which is one of the two facilities comprising Unimed Medical Center. Accreditation indicates that a hospital meets certain minimum standards and generally satisfies the applicable health and administrative standards for Medicare certification, although accreditation is not required to obtain Medicare certification.

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

         The areas served by the Company's hospitals are also served by other hospitals or facilities that provide inpatient or outpatient services similar to those offered by the Company's hospitals. In some cases, competing hospitals are more established, better equipped or offer a wider range of services than those of the Company or have financial resources greater than those of the Company. In addition, certain competing hospitals are owned by tax- supported government agencies or by tax-exempt, not-for-profit corporations that may be supported by endowments and charitable contributions.

         The competitive position of a hospital may also be affected by its ability to negotiate service contracts with managed care organizations, including HMOs and PPOs, and employers. These organizations attempt to direct and control the use of hospital services through managed care programs and discounts from established charges. The Company's owned hospitals are generally located in less developed managed care markets, but all currently have contracts with managed care organizations.

         The number and quality of the physicians on a hospital's staff is an important factor in providing a competitive advantage to a hospital because physicians direct many hospital admissions and services. Admitting physicians are usually on the medical staffs of several hospitals in an area. Therefore, the Company attempts to attract patient referrals to the Company's hospital by offering quality services, current technological capabilities, convenient location, quality facilities and equipment, and participation in payor contracts.

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

         During fiscal 1996, the Company entered into a five-year purchasing alliance with Premier Purchasing Partners, L.P. ("Premier"), a for-profit partnership formed by not-for-profit health systems which provides group purchasing and other services to its clients. The purchasing alliance combines the purchasing power of the Company's owned and managed facilities with the purchasing power of the more than 1,700 hospitals affiliated with the Premier program. The increased purchasing power has created opportunities for reductions in the prices of hospital supplies, equipment, and pharmaceuticals to the Company's hospitals. Under the Premier purchasing alliance, the Company has agreed to use Premier as its exclusive national group purchasing organization. The Company received $6.9 million in administrative fees and expense reimbursement from Premier with respect to calendar year 1996 supply purchases. Pursuant to an amendment entered into in June 1997, Premier agreed to pay the Company an annual administrative fee of $6.4 million if the amount paid by the Company's owned and managed hospitals for products purchased through the purchasing alliance satisfied a minimum threshold. The minimum threshold was $400 million for calendar year 1997 and escalates 10% annually. The administrative fee is adjusted proportionately for purchases above or below the threshold. The Company met the purchasing threshold for calendar year 1997. The Company is also paid up to $500,000 annually as reimbursement for certain expenses. Either party may terminate the purchasing alliance without cause on twelve months' written notice.

EMPLOYEES AND PHYSICIANS

         As of June 30, 1998, the Company's owned facilities employed approximately 18,000 employees. As of such date, the Company had approximately 130 employees on its corporate staff and approximately 760 employees providing hospital management and consulting services. The Company's employees are not represented by any labor union, with the exception of approximately 160 employees at Barberton Citizens Hospital. The Company believes that its relations with its employees are generally good.

         Physicians on the medical staffs of the Company's hospitals are generally not employees of the Company. A small number of physicians have been historically employed by or have contracted with the Company primarily to staff emergency rooms, to provide certain ancillary services and to serve in administrative capacities, such as directors of special services. Recently, the Company also has employed physicians, primarily primary care physicians, in selected markets. In addition, physicians are employees of the entities formed by the consolidations of two of the Company's hospitals with physician practices in their respective communities (ParkView Regional Medical Center, Vicksburg, Mississippi and Mary Black Memorial Hospital, Spartanburg, South Carolina).

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

PROFESSIONAL LIABILITY

         As part of the business of owning and managing hospitals, the Company is subject to the assertion of liability for events occurring as part of the ordinary course of hospital operations. To cover claims arising out of the operations of both managed and owned hospitals, the Company generally maintains professional malpractice liability insurance and general liability insurance on a claims made basis in amounts which management believes to be sufficient for its operations. The Company also maintains additional insurance which provides coverage against losses in excess of the coverage limits in its malpractice and general liability policies. At various times in the past, the cost of malpractice and other liability insurance has risen significantly. Therefore, there can be no assurance that such insurance will continue to be available or will be available at a reasonable price for the Company to maintain adequate levels of insurance.

         Through its typical hospital management contract, the Company attempts to protect itself from such liability by requiring the client hospital to maintain certain specified limits of insurance coverage, including professional liability, comprehensive general liability, workers' compensation and fidelity insurance, and by requiring the client hospital to name the Company as an additional insured party on the hospital's professional and comprehensive general liability policies.

         The Company's management contracts also usually provide for the indemnification of the Company by the client hospital against claims that arise out of the client hospital's activities. The indemnification provisions help protect the Company against claims not covered by insurance, such as some medical staff antitrust claims and employment-related claims.

         Although the majority of the Company's management contracts contain the Company's standard insurance and indemnification provisions, a small portion do not for various reasons. In some states, state law limits a public hospital's ability to indemnify a private company. In those cases, the Company attempts to negotiate for the maximum protection permitted by law. In other states, public hospitals still enjoy total or partial sovereign immunity and, as a result, do not purchase insurance except to the extent of their limited liability. Although the Company and its insurer treat the client hospitals' insurance and indemnification obligations as the Company's primary coverage, the Company also maintains its own insurance as secondary coverage.


ITEM 2.      PROPERTIES

         For a description of the Company's owned hospital properties, see
"Item 1. "Business-Owned Hospitals". Additionally, the Company currently leases office space in two buildings located in Brentwood, Tennessee, for its principal corporate offices. The space is leased for a term of ten years, to expire in 2005. The field offices of Quorum Health Resources, LLC are also leased, with terms ranging from one to five years. The Company believes that its properties are adequate for its business requirements.

ITEM 3.      LEGAL PROCEEDINGS

         The Company is from time to time subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries to patients and others, breach of management contracts or for wrongful restriction of or interference with physicians' staff privileges. In certain of such actions, plaintiffs request punitive or other damages that may not be covered by insurance. The Company is not currently a party to any such proceeding which, in management's opinion, would have a material adverse effect on the Company's financial position or results of operations.

         In June 1993, the OIG requested information from the Company in connection with an investigation involving the Company's procedures for preparing Medicare cost reports. In January 1995, the U.S. Department of Justice issued a Civil Investigative Demand which also requested information from the Company in connection with that same investigation. As a part of the government's investigation, several former and current employees of the Company were interviewed. The Company cooperated fully with the investigation. The Company received no communication from the government on this matter from approximately June 1996 until August 1998.

         In August 1998, the government informed the Company that the investigation was prompted by allegations made by a former employee of a hospital managed by a Company subsidiary. The allegations concern the preparation of cost reports for Medicare and other government payment programs for owned and managed hospitals. At a meeting to discuss the case, held September 24, 1998, the Company learned that the government would likely commence litigation under the False Claims Act on or about October 5, 1998. The Company intends to continue to cooperate with the government's inquiry, and, if appropriate, will try to reach a settlement of this case.

         On May 7, 1998, the Company learned that it is a named defendant in a separate qui tam case when it received a letter from a U.S. Attorney. The complaint alleges violations of Medicare laws governing the home health operations at two of the Company's hospitals. The complaint was filed under seal in June 1996 by a former employee who was discharged by the Company in April 1996. The purpose of the letter from the U.S. Attorney was to allow the Company an opportunity to evaluate the results of the government's investigation to date and to discuss with the government the allegations made in the complaint, prior to the government making a decision as to whether it will intervene as a plaintiff in the case. The lawsuit remains under seal for all other purposes. The Company intends to cooperate fully and share information with the U.S. Attorney's Office. If any violation of law is found, the Company intends to pursue an amicable settlement. The case is in a very preliminary stage.

         The Company cannot at this time predict the outcome of these cases or their ultimate impact on the Company's business or operating results. If the outcome of either case were unfavorable, the Company could be subject to fines, penalties and damages and also could be excluded from Medicare and other government reimbursement programs. These and other results of these cases could have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.      MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock became listed on the Nasdaq Stock Market National Market ("Nasdaq") under the symbol "QHGI" on May 26, 1994. On September 22, 1998, the last reported sales price of the Common Stock on Nasdaq was $23.38.

         As of June 30, 1998, the Company had approximately 2345 holders of record and the Company estimated an additional 3600 beneficial owners. The following table shows the high and low bid information for the Common Stock as reported by Nasdaq for each quarter of the fiscal year ended June 30, 1998 and June 30, 1997 (adjusted for the effect of a 3 for 2 stock dividend paid on September 16, 1997):

           1997                          HIGH                  LOW
           ----                          ----                  ---
           First Quarter                 17 53/64              15 1/4
           Second Quarter                19 53/64              16 21/64
           Third Quarter                 23                    18 53/64
           Fourth Quarter                25 59/64              19 53/64

           1998                          HIGH                  LOW
           ----                          ----                  ---
           First Quarter                 26                    21 45/64
           Second Quarter                28 1/4                20 3/4
           Third Quarter                 33 3/4                22 3/4
           Fourth Quarter                33 13/16              26 1/2

         Quorum has not paid any cash dividends on its Common Stock since its inception, presently intends to retain its earnings for use in its business, and does not anticipate paying any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of the Board of Directors, which will review this dividend policy from time to time; however, the declaration of dividends is currently prohibited by Quorum's bank credit facility and certain other agreements. See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 4 of Notes to Consolidated Financial Statements.

ITEM 6.      SELECTED FINANCIAL DATA

         The following table of selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this report.

                            QUORUM HEALTH GROUP, INC.
                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                YEAR ENDED JUNE 30
                                                                                ------------------
                                                         1998           1997           1996           1995         1994
                                                         ----           ----           ----           ----         ----
SUMMARY OF OPERATIONS (1)

Net operating revenue                                 $1,572,352     $1,413,946     $1,098,547      $850,167     $641,040

Operating expenses                                     1,280,222      1,153,031        890,203       693,859      524,962

Equity in earnings of affiliates                           6,993             --             --            --           --

Depreciation and amortization                             87,020         75,134         55,901        37,566       28,153

Interest expense                                          40,606         45,601         36,568        22,209       25,066

Minority interest                                          3,118            741            109         1,046        1,035

Net gain on sale of assets                                    --             --            787            --           --

Write-down of assets                                      22,850             --             --            --           --

Income before income taxes and extraordinary
item                                                     145,529        139,439        116,553        95,487       61,824

Provision for income taxes                                58,849         55,357         47,321        39,532       25,610

Income before extraordinary item                          86,680(2)      84,082         69,232        55,955       36,214

Per common share:
         Income before extraordinary item --
         basic                                              1.16           1.14           0.96          0.79         0.67

         Income before extraordinary item --
         diluted                                            1.12(2)        1.11           0.93          0.76         0.64

Cash dividends declared                                        0              0              0             0            0

FINANCIAL POSITION AT YEAR END (1)

Total assets                                          $1,490,953     $1,278,991     $1,020,561      $773,502     $625,802

Long-term debt excluding current maturities              617,377        519,940        430,877       287,364      225,444

Stockholders' equity                                     622,266        518,115        431,864       356,389      294,053

----------

(1) The Company's financial statements for the years presented are not strictly comparable due to the significant effect that acquisitions, joint ventures and divestitures have had on such statements. Per share amounts are adjusted to reflect a 3 for 2 stock dividend paid on September 16, 1997. See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition."

(2) Excluding the write-down of assets, net income was $101.5 million and diluted earnings per share was $1.32.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

IMPACT OF ACQUISITIONS, JOINT VENTURES AND DIVESTITURES

         During fiscal 1998, the Company acquired two hospitals and affiliated health care entities and sold its remaining interest in a Nebraska hospital. In addition, the Company entered into two joint ventures. The Company and Universal Health Services, Inc. (UHS) formed Valley Health System LLC and Summerlin Hospital Medical Center LLC, both located in Las Vegas. The Company and Columbia/HCA Healthcare Corp. formed Macon Healthcare LLC. The Company has equity interests of 27.5% in Valley Health System LLC, 26.1% in Summerlin Hospital Medical Center LLC and 38% in Macon Healthcare LLC. These joint ventures own and operate seven hospitals. The Company accounts for its investments in the LLCs using the equity method of accounting, and accordingly, the Company's net investment is included in "Investment in unconsolidated entities" and the Company's share of the Las Vegas and Macon earnings is included as "Equity in earnings of affiliates." The Company recorded a $15 million charge after taxes related to the write-down of goodwill at its hospital contributed to Valley Health System LLC. During fiscal 1997, the Company acquired five hospitals and affiliated health care entities and sold a minority interest in a hospital. During fiscal 1996, the Company acquired two hospitals and affiliated health care entities and sold one hospital and a minority interest in a hospital.

         The Company regularly evaluates the performance of each of its owned hospitals in light of its business strategies. The Company is always looking for ways that its hospitals can better contribute to health care delivery in their communities while improving shareholder value.

         Because of the financial impact of the acquisitions, joint ventures and divestitures, it is difficult to make meaningful comparisons between the Company's financial statements for the fiscal years presented. In addition, due to the current number of owned hospitals, each additional hospital acquisition can affect the overall operating margin of the Company. During a transition period after the acquisition of a hospital, the Company has typically taken a number of steps to lower operating costs. The impact of such actions can be partially offset by cost increases to expand the hospital's services, strengthen its medical staff and improve its market position. The benefits of these investments and of other activities to improve operating margins may not occur immediately. Consequently, the financial performance of an acquired hospital may adversely affect overall operating margins in the near-term. Acquired facilities must show improved operating results more quickly than in the past for the Company to achieve its growth targets.

RESULTS OF OPERATIONS

         The table below reflects the percentage of net operating revenue represented by various categories in the Consolidated Statements of Income and the percentage change in the related dollar amounts. The results of operations for the year ended June 30, 1998 include a full year of operations for fifteen hospitals and partial periods for the hospital divested, the joint ventures, the hospitals contributed to the joint ventures and two hospitals acquired during the year. The results of operations for the year ended June 30, 1997 include a full year of operations for fifteen hospitals and partial periods for four hospitals acquired during the year. The results of operations for the year ended June 30, 1996 include a full year of operations for twelve hospitals and partial periods for two hospitals acquired and one hospital divested during the year.

                                                                                      Percentage
                                                                                        Increase
                                                                                      (Decrease) of
                                                                                      Dollar Amounts
                                                                                ---------------------------
                                                                                    1998             1997
                                                     Fiscal Year                     vs.              vs.
                                             1998        1997          1996         1997             1996
                                         ------------------------------------------------------------------
Net operating revenue                        100.0%      100.0%        100.0%         11.2%           28.7%
Operating expenses (1)                        81.4        81.5          81.0          11.1            29.5
Equity in earnings of affiliates              (0.4)         --            --        (100.0)             --
                                             -----       -----         -----         -----           -----
EBITDA (2)                                    19.0        18.5          19.0          14.6            25.2
Depreciation and amortization                  5.5         5.3           5.1          15.8            34.4
Interest                                       2.6         3.2           3.3         (11.0)           24.7
Minority interest                              0.2         0.1           0.0         320.8           579.8
Write-down of assets                           1.5          --            --         100.0              --
                                             -----       -----         -----         -----           -----
Income before income taxes
  and extraordinary item                       9.2         9.9          10.6           4.4            19.6
Provision for income taxes                     3.7         3.9           4.3           6.3            17.0
                                             -----       -----         -----         -----           -----
Income before extraordinary item               5.5         6.0           6.3           3.1            21.4
Extraordinary charges                           --         0.6            --        (100.0)          100.0
                                             -----       -----         -----         -----           -----
Net income                                     5.5%        5.4%          6.3%         14.2%            9.6%
                                             =====       =====         =====         =====           =====

--------------------
(1) Operating expenses represent expenses before interest, minority interest, write-down of assets, income taxes, depreciation and amortization expense.
(2) EBITDA represents earnings before interest, minority interest, write-down of assets, income taxes, depreciation and amortization expense and extraordinary charges. The Company has included EBITDA data because such data is used by certain investors to measure a company's ability to service debt. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

Fiscal 1998 Compared to Fiscal 1997

         The Company's net operating revenue was $1,572.3 million in fiscal 1998, compared to $1,413.9 million in fiscal 1997, an increase of $158.4 million or 11.2%. This increase was attributable to, among other things, six hospital acquisitions during fiscal 1998 and 1997, a 7.3% increase in revenue generated by hospitals owned during both periods (calculated by comparing the same periods in both fiscal periods for hospitals owned for one year or more), and a 3.5% increase in management services revenue. The increase in revenue generated by hospitals owned during both periods is due to higher volumes, prices and additional revenue from final settlements with third party payors, partially offset by increased managed care and charity care discounts and the effects of the Balanced Budget Act of 1997 (the Budget Act). The Company's net operating revenue increases were partially offset by a reduction in net revenue due to the divestiture of the Nebraska hospital and the contribution of hospitals to joint ventures, which were accounted for by the equity method.

         Operating expenses as a percent of net operating revenue decreased to 81.4% in fiscal 1998 from 81.5% in fiscal 1997. Operating expenses as a percent of net operating revenue for the Company's owned hospitals was 82.0% in fiscal 1998 and fiscal 1997. For the Company's hospitals owned during both periods, operating expenses as a percent of net operating revenue decreased to 80.7% in fiscal 1998 from 81.5% in fiscal 1997. The decrease was primarily attributable to a reduction in salaries and benefits expense and supplies expense as a percent of net operating revenue. Equity in earnings of affiliates, which was primarily attributable to the Las Vegas and Macon operations, represented .4% of the Company's net operating revenue for fiscal year 1998.

         EBITDA as a percent of net operating revenue was 19.0% for fiscal 1998 compared to 18.5% in fiscal 1997. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 18.5% in fiscal 1998 compared to 18.0% in fiscal 1997. EBITDA as a percent of net operating revenue for the Company's hospitals owned during both periods was 19.3% in fiscal 1998 compared to 18.5% in fiscal 1997. EBITDA as a percent of net operating revenue for the Company's management services business was 23.9% in fiscal 1998 compared to 22.7% in fiscal 1997.

         Depreciation and amortization expense as a percent of net operating revenue increased to 5.5% in fiscal 1998 from 5.3% in fiscal 1997. Interest expense as a percent of net operating revenue decreased to 2.6% in fiscal 1998 from 3.2% in fiscal 1997 due to the replacement of subordinated debt with bank debt in fiscal 1997 (as discussed below), a reduction in interest rates, the impact of IRS examinations, and repayments of bank debt with cash flow generated from operations. Minority interest expense as a percent of net operating revenue increased to .2% in fiscal year 1998 from .1% in fiscal year 1997 which was primarily attributable to minority ownership of the fiscal 1997 acquisitions. The write-down of assets is due to the write-down of goodwill at the Company's hospital contributed to Valley Health System LLC. The provision for income taxes as a percent of net operating revenue was 3.7% in fiscal 1998. Excluding the write-down of assets, the provision for income taxes as a percent of net operating revenue increased to 4.3% from 3.9% for fiscal year 1997, which was attributable to the increase in pretax income.

         Net income as a percent of net operating revenue was 5.5% in fiscal 1998. Excluding the extraordinary charge and write-down of assets, net income as a percent of net operating revenue was 6.5% compared to 6.0% for fiscal year 1997.

Fiscal 1997 Compared to Fiscal 1996

         The Company's net operating revenue was $1,413.9 million in fiscal 1997, compared to $1,098.5 million in fiscal 1996, an increase of $315.4 million or 29%. This increase was attributable to, among other things, five hospital acquisitions during fiscal 1997 and 1996, a full year of revenue from two hospitals acquired during fiscal 1996, a 10% increase in revenue generated by hospitals owned during both periods and a 3% increase in management services revenue.

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

         Depreciation and amortization expense as a percent of net operating revenue increased to 5.3% in fiscal 1997 from 5.1% in fiscal 1996 primarily due to the fiscal 1996 and 1997 acquisitions and the Company's investment in management information systems. Interest expense as a percent of net operating revenue decreased to 3.2% in fiscal 1997 from 3.3% in fiscal 1996 due to the replacement of subordinated debt with bank debt, a reduction in interest rates and repayments of bank debt with cash flow generated from operations. The provision for income taxes as a percent of net operating revenue decreased to 3.9% in fiscal 1997 from 4.3% in fiscal 1996 primarily attributable to a lower effective tax rate and a relative change in pretax income.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had working capital of $191.0 million, including cash and cash equivalents of $17.5 million. The ratio of current assets to current liabilities was 2.2 to 1.0 at June 30, 1998 and June 30, 1997.

         The Company's cash requirements excluding acquisitions have historically been funded by cash generated from operations. Cash generated from operations was $124.7 million, $173.4 million and $114.2 million for the years ended June 30, 1998, 1997 and 1996, respectively. The 1998 decrease is primarily due to an increase in current year tax payments, payments related to the IRS examinations and accounts receivable. The increase in accounts receivable is primarily due to Medicare intermediary computer system conversions, the patient accounting computer system conversion at one hospital and slower collections, which the Company is addressing. The 1997 increase is primarily due to the fiscal 1996 and 1997 acquisitions.

         The complexity of the Medicare and Medicaid regulations, increases in managed care, hospital personnel turnover, including business office managers, dependence of hospitals on physician documentation of medical records and the subjective judgment involved complicates billing and collections of accounts receivable by hospitals. There can be no assurance that this complexity will not negatively impact the Company's future cash flow or results of operations.

         Capital expenditures excluding acquisitions for the years ended June 30, 1998, 1997 and 1996, were $131.8 million, $83.0 million and $62.1 million, respectively. Capital expenditures may vary from year to year depending on facility improvements and service enhancements undertaken by the owned hospitals. The Company is constructing a replacement hospital and two medical office buildings in Florence, South Carolina with fiscal 1998 and 1997 capital expenditures of approximately $52 million and $8 million, respectively, and a total project cost of approximately $100 million. In fiscal 1999, excluding acquisitions, the Company expects to make capital expenditures from $130 million to $150 million, including costs of approximately $40 million for the replacement hospital.

         During fiscal 1998, cash used for acquisitions was $131.7 million. The Company acquired two hospitals and affiliated health care entities, contributed three hospitals in exchange for equity interests in joint ventures that own and operate seven hospitals and sold its remaining interest in a Nebraska hospital. During fiscal 1997, the Company acquired five hospitals and affiliated health care entities for approximately $184.6 million and sold a minority interest in a hospital. During fiscal 1996, the Company acquired two hospitals and affiliated health care entities for approximately $205.3 million and sold one hospital and a minority interest in another hospital.

         Effective July 1, 1998, the Company acquired St. Joseph Medical Center in Fort Wayne, Indiana. Certain land and buildings were financed through the Company's End Loaded Lease Financing (ELLF) Agreement discussed below.

         The Company intends to acquire additional acute care facilities, and is actively seeking out such acquisitions. The Company is continually evaluating various structures to serve existing local health care delivery markets. These structures could include joint ventures with other hospital owners or physicians. Also, the Company continually reviews its capital needs and financing opportunities and may seek additional equity or debt financing for its acquisition program or other needs.

         During fiscal 1998, the Company amended its unsecured $850.0 million revolving credit facility to extend the credit agreement expiration date by six months to November 26, 2002 to coincide with the expiration date of the ELLF agreement discussed below. On each anniversary date of the inception of the credit agreement, the Company has the option to request an incremental one-year extension, subject to approval of 100% of the lenders. The Revolving Line of Credit bears interest, at the Company's option, at generally the lender's base rate, swing-line rate, or a fluctuating rate ranging from .25 to .75 percentage points above LIBOR. The Company pays a facility fee ranging from .18 to .25 percentage points on the commitment. The interest rate margins and facility fee rates are based on the Company's leverage ratio. The Company may prepay the amount outstanding at any time. The interest rate in effect at June 30, 1998 was 6.1%. At June 30, 1998, the Company had $462.4 million outstanding under its Revolving Line of Credit.

         During fiscal 1998, the Company entered into a five-year $150 million ELLF agreement to provide a financing option for future acquisitions and/or construction. This financing option is in addition to the Company's $850 million Revolving Line of Credit. The ELLF interest rate margins and facility fee rates are substantially the same as the Revolving Line of Credit. All lease payments under the agreement are guaranteed by the Company. At June 30, 1998, $126.3 million was available under the ELLF agreement.

         During fiscal 1996, the Company issued $150.0 million in Senior Subordinated Notes maturing on November 1, 2005 and bearing interest at 8.75%. The 8.75% Notes are subject to redemption at the option of the Company at a price of 104.375% on or after November 1, 2000, 102.188% on or after November 1, 2001 and at par on or after November 1, 2002. The Company is required to repurchase the Senior Subordinated Notes at 101% upon a change in control. The 8.75% Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

         During fiscal 1997, the Company purchased for cash $97.8 million of its 11.875% Senior Subordinated Notes through a tender offer at a price of $1,087 per $1,000 principal amount. During fiscal 1998, the Company redeemed the remaining 11.875% Notes at $1,059 per $1,000 principal amount.

     The credit facilities contain certain financial covenants including but not limited to the prohibition of dividend payments and other distributions and restrictions on repurchases of common stock, investments, asset dispositions, the ability to merge or consolidate with or transfer assets to another entity, the maintenance of net worth and various financial ratios, including a fixed charge ratio and a leverage ratio.

         In August 1998, the Board of Directors authorized the repurchase of up to 3,000,000 shares of common stock. Shares repurchased under the program may be used, among other purposes, to offset the effects of the Company's stock option and employee stock purchase plans.

         During fiscal 1998, the Board of Directors approved a three-for-two stock split effected in the form of a stock dividend paid on September 16, 1997 to shareholders of record on September 2, 1997. In addition, the Company's stockholders approved an amendment to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000 and to increase the number of shares reserved for issuance under the Company's qualified employee stock purchase plan from 3,000,000 to 3,750,000.

         During fiscal 1998, the Company's stockholders approved the 1997 Stock Option Plan. Under the plan, non-qualified and incentive stock options may be granted. Stock options are generally granted at an exercise price equal to the fair market value at the date of grant and are exercisable over a period not to exceed ten years. The number of shares initially reserved for issuance was 3,000,000. No further options will be granted pursuant to the Company's previous stock option plan.

         In fiscal 1997, the Company adopted a Stockholder Rights Plan and declared a dividend of one right for each share of common stock held as of the close of business on April 28, 1997. Each right entitles stockholders to acquire one-third of a share of common stock at an exercise price of $100, subject to adjustment. Such rights become exercisable only if a person or group acquires beneficial ownership of 15% or more of the

Company's common stock or commences a tender or exchange offer which would result in that person or group owning 15% or more of the Company's common stock. After any person has acquired 15% or more of the Company's common stock, each right not owned by such person or certain related parties will entitle its holder to purchase a number of shares of the Company's common stock (or any combination of common stock, preferred stock, debt securities and cash, as determined by the Board of Directors) having a market value of two times the then-current exercise price of the right. In the event the Company is involved in a merger or other business combination transaction with another person or sells 50 percent or more of its assets or earning power to another person, each right will entitle its holder to purchase a number of shares of the Company's common stock or the acquiring company's common stock having a market value of two times the then-current exercise price of the right. The rights may be redeemed at $.01 per right at any time until the tenth day following public announcement that a 15% position has been acquired. The rights expire on April 28, 2007.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains 50%-75% of its debt as fixed rate in nature either by borrowing on a long-term basis or entering into interest rate swap transactions. The interest rate swap agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. The interest rate swap agreements do not constitute positions independent of the underlying exposures. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features. Certain swap agreements allow the counterparty a one-time option at the end of the initial term to cancel the agreement or a one-time option at the end of the initial term to extend the swaps for an incremental five years. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For the years ended June 30, 1998, 1997 and 1996, the Company received a weighted average rate of 5.8% in each year and paid a weighted average rate on its interest rate swap agreements of 6.0%, 5.9% and 4.8%, respectively.

         The table below presents information about the Company's market-sensitive financial instruments, including long-term debt and interest rate swaps as of June 30, 1998. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date (assuming the options to extend are not exercised) and weighted average interest rates based on rates in effect at June 30, 1998. The fair values of long-term debt and interest rate swaps were determined based on quoted market prices at June 30, 1998 for the same or similar debt issues.

                                              Maturity Date, Fiscal Year Ending June 30
                                              -----------------------------------------

                                                                                             There-                   Fair Value of
(Dollars in millions)               1999      2000      2001        2002        2003         after       Total         Liabilities
                                    ----      ----      ----        ----        ----         -----       -----         -----------
Long-term debt:
Fixed rate long-term debt           $1.3      $0.9      $0.7         $0.6        $0.6       $152.2       $156.3          $161.5
Average interest rates               7.6%      7.6%      7.7%         7.7%        7.7%         8.7%
Variable rate long-term
 debt                                                              $462.4                                $462.4          $462.4
Average interest rates                                                6.1%

Interest rate swaps:
Pay fixed/receive
 variable notional
 amounts                                                                       $400.0                    $400.0            $8.3
Average pay rate                                                                  5.9%
Average receive rate                                                              5.7%
Pay variable/receive
 fixed notional amounts                                            $100.0                                $100.0            $0.2
Average pay rate                                                      5.8%
Average receive rate                                                  6.1%

YEAR 2000 ISSUES

         The "Year 2000 problem" describes computer programs which use two rather than four digits to define the applicable year. These programs are present in software applications running on desktop computers and network servers. These programs are also present in microchips and microcontrollers incorporated into equipment. Certain of the Company's computer hardware and software, building infrastructure components (e.g. alarm systems and HVAC systems) and medical devices that are date sensitive, may contain programs with the Year 2000 problem. If uncorrected, the problem could result in computer system and program failures or equipment and medical device malfunctions that could result in a disruption of business operations or affect patient diagnosis and treatment.

         The Company has a Year 2000 strategy for its owned hospitals that includes phases for education, inventory and assessment of applications and equipment at risk, analysis and planning, testing, conversion/remediation/ replacement and post-implementation. The Company's strategy also includes development of contingency plans to address potential disruption of operations arising from the Year 2000 problem.

         The Company has developed educational materials to inform the owners of the hospitals it manages about the Year 2000 problem. The Company intends to monitor the progress of the response by the hospitals it manages to the Year 2000 problem. The Company does not believe that it is responsible for ensuring Year 2000 compliance by its managed hospitals. The Company can provide no assurance, however, that its managed hospitals will not seek to hold it responsible for losses they incur arising out of the Year 2000 problem. Nor can the Company provide assurance that it will not ultimately be found liable for such losses, if they occur.

         The Company has completed an initial assessment of financial application software used in its owned hospitals in such areas as patient accounting and financial reporting. Three owned hospitals are scheduled to convert to Year 2000 compliant financial software systems by summer 1999. The Company is in the process of evaluating financial software alternatives for resolution of the Year 2000 problem for one hospital. Upgrades have been scheduled for the remaining hospitals for financial application software which is not Year 2000 compliant. With respect to other software and computer equipment, such as patient care and ancillary software, some hospitals are still evaluating the Year 2000 problem. Others have begun upgrading or replacing such software and equipment. The Company expects this evaluation to be completed in fall 1998 and intends for critical remediation to be substantially completed by summer 1999. The Company's corporate office and management services business are scheduled to convert to compliant financial software applications by June 1999. The Company believes that the corporate office network is Year 2000 compliant. Other management services and corporate office computer software and equipment are currently being tested.

         The Company is in the inventory and assessment phase of its analysis of other owned hospital systems such as biomedical equipment and building infrastructure components. The Company anticipates completing this phase by December 1998. Because the Company has not completed the inventory and assessment phase, it is unable to establish an estimated date for completing subsequent phases with respect to equipment and infrastructure in its owned hospitals.

         The Company believes that Year 2000-related remediation costs incurred through fiscal 1998 have not been material to its results of operations. The Company is not able to reasonably estimate the total costs to be incurred for completion of its Year 2000 strategy at this time. Some replacements and upgrades would take place in the normal course of business.

         The Company relies heavily on third parties in operating its business. In addition to its reliance on software, hardware and other equipment vendors to verify Year 2000 compliance of their products, the Company also depends on (i) fiscal intermediaries which process claims and make payments for the Medicare program, (ii) insurance companies, HMO's and other private payors, (iii) utilities which provide electricity, water, natural gas and telephone services and (iv) vendors of medical supplies and pharmaceuticals used in patient care. As a part of its Year 2000 strategy, the Company intends to seek assurances from these parties that their services and products will not be interrupted or malfunction due to the Year 2000 problem. Failure of these third parties to resolve their Year 2000 issues could have a material adverse effect on the Company's results of operations and ability to provide health care services. The Company intends to complete its initial contingency plan by June 1999. However, in some instances (e.g. loss of water supply), the Company may not be able to develop contingency plans which allow the affected hospital to continue to operate. Each of the Company's owned hospitals has a disaster plan which will be reviewed as a part of the Company's contingency planning process.

         The foregoing assessment is based on information currently available to the Company. The Company will revise its assessment as it implements its Year 2000 strategy. The Company can provide no assurances that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties or that the Company will not experience difficulties obtaining resources needed to make modifications to or replace the Company's affected systems and equipment. Failure by the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and its ability to provide health care services. Consequently, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.

GENERAL

         The federal Medicare program and state Medicaid programs accounted for approximately 55%, 55% and 56% of gross patient service revenue for the years ended June 30, 1998, 1997 and 1996, respectively. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient.

         Under the Budget Act, there are no increases in the inpatient operating payment rates to acute care hospitals for services through September 30, 1998 and subsequent increases are expected to be less than inflation. The Budget Act reduced inpatient capital payments in the aggregate by 15.3% effective October 1, 1997. Payments for Medicare outpatient services, home health services and skilled nursing facility services historically have been paid based on costs, subject to certain adjustments and limits. The Budget Act requires that the payment for those services be converted to prospective payment systems (PPS), which are scheduled to be phased in over various periods, beginning July 1, 1998. The Company expects a reduction in payments for outpatient and home health in the interim period prior to implementation of PPS and skilled nursing facility services under PPS. The Budget Act is expected to reduce the Company's ability to maintain its current rate of net revenue growth and operating margins. The Budget Act and further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and the Company. The Company expects continuing pressure to limit expenditures by governmental health care programs.

         The Company is continuing to experience an increase in managed care. An increasing number of payors are actively negotiating amounts paid to hospitals, which are typically lower than their standard rates. Additionally, some managed care payors pay less than the negotiated rate which, if undetected, results in lower net revenues. The trend toward managed care, including health maintenance organizations, preferred provider organizations and various other forms of managed care, may adversely affect the Company's ability to maintain its current rate of net revenue growth and operating margins.

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

         The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals was approximately 40.2%, 36.3% and 34.0% of gross patient service revenue for the years ended June 30, 1998, 1997 and 1996, respectively.

         The Company's historical financial trend has been favorably impacted by the Company's ability to successfully acquire acute care hospitals. The Company believes that trends in the health care industry described above may create possible future acquisition opportunities. The Company faces competition in acquiring hospitals from a number of well-capitalized organizations. Many states have implemented new review processes by the Attorneys General of not-for profit hospital acquisitions, resulting in delays to close an acquisition. Additionally, some hospitals are sold through an "auction" process, which may result in higher purchase prices being paid by competitors for those properties than the Company believes are reasonable. The Year 2000 problem may reduce the number of suitable hospital acquisition candidates. As the Company grows, it depends on a greater volume of acquisitions, or acquisitions of a larger size, to achieve its growth targets. There can be no assurances that the Company can continue to maintain its current growth rate through hospital acquisitions and the successful integration of hospitals into its system.

         The Company's owned hospitals accounted for 91% of the Company's net operating revenue in fiscal 1998 compared to 90% in fiscal 1997 and 88% in fiscal 1996. In fiscal 1998, the Dothan, Alabama and Fort Wayne, Indiana markets accounted for approximately 25% of the Company's owned hospital revenue and 40% of the Company's owned hospital EBITDA. Due to the current number of owned hospitals, changes in any individual market can affect the overall operating results of the Company. Furthermore, concentration of results of operations in the Dothan, Alabama and Fort Wayne, Indiana markets increases the risks that adverse developments at these facilities will have a material adverse effect on the Company's operations or financial condition. In addition, the amounts expected to be derived from the Fort Wayne, Indiana market will increase as a result of the acquisition of St. Joseph Medical Center.

         The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in its financial statements. Resolution of matters, for example, final settlements with third party payors, may result in changes from those estimates. The timing and amount of such changes in estimates may cause fluctuations in the Company's quarterly or annual operating results.

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

         In June 1993, the OIG requested information from the Company in connection with an investigation involving the Company's procedures for preparing Medicare cost reports. In January 1995, the U.S. Department of Justice issued a Civil Investigative Demand which also requested information from the Company in connection with that same investigation. As a part of the government's investigation, several former and current employees of the Company were interviewed. The Company cooperated fully with the investigation. The Company received no communication from the government on this matter from approximately June 1996 until August 1998.

         In August 1998, the government informed the Company that the investigation was prompted by allegations made by a former employee of a hospital managed by a Company subsidiary. The allegations concern the preparation of cost reports for Medicare and other government payment programs for owned and managed hospitals. At a meeting to discuss the case, held September 24, 1998, the Company learned that the government would likely commence litigation under the False Claims Act on or about October 5, 1998. The Company intends to continue to cooperate with the government's inquiry, and, if appropriate, will try to reach a settlement of this case.

         On May 7, 1998, the Company learned that it is a named defendant in a separate qui tam case when it received a letter from a U.S. Attorney. The complaint alleges violations of Medicare laws governing the home health operations at two of the Company's hospitals. The complaint was filed under seal in June 1996 by a former employee who was discharged by the Company in April 1996. The purpose of the letter from the U.S. Attorney was to allow the Company an opportunity to evaluate the results of the government's investigation to date and to discuss with the government the allegations made in the complaint, prior to the government making a decision as to whether it will intervene as a plaintiff in the case. The lawsuit remains under seal for all other purposes. The Company intends to cooperate fully and share information with the U.S. Attorney's Office. If any violation of law is found, the Company intends to pursue an amicable settlement. The case is in a very preliminary stage.

         The Company cannot at this time predict the outcome of these cases or their ultimate impact on the Company's business or operating results. If the outcome of either case were unfavorable, the Company could be subject to fines, penalties and damages and also could be excluded from Medicare and other government reimbursement programs. These and other results of these cases could have a material adverse effect on the Company's financial condition or results of operations.

         In 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share
(EPS) with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants, and convertible securities. Diluted EPS is similar to the previously reported fully diluted EPS. All EPS amounts for all periods have been presented to conform to the Statement 128 requirements.

         In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting standards for operating segment information disclosed in annual financial statements and in interim financial reports issued to shareholders. Under existing accounting standards, the Company has reported its operations as one line of business since its inception because substantially all of its revenues and operating profits have been derived from its acute care hospitals, affiliated health care entities and health care management services. The Company will adopt SFAS No. 131 beginning with its fiscal year ending June 30, 1999 and is presently evaluating the new standard to determine its effect, if any, on the way the Company might report its operations in the future.

         In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. For interest rate swap agreements that qualify as hedges, changes in fair value will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings. The Company will adopt SFAS No. 133 beginning with its fiscal year ending June 30, 2000 and is presently evaluating the new standard to determine its effect on the earnings and financial position of the Company.

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

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; deterioration in performance of any of the Company's larger hospitals; industry capacity; demographic changes; existing government regulations and changes in, or the failure to comply with, governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid payment levels including changes from the Budget Act and subsequent regulations; an increase in managed care or the types of managed care in the regions in which the Company operates; liability and other claims asserted against the Company; competition; the loss of any significant customers; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition. Markets Risks Associated
With Financial Instruments."

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements are submitted in a separate section of this report. See pages F-1, F-2, and F-4 through F-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Stockholders.

ITEM 11.     EXECUTIVE COMPENSATION

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Stockholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Stockholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Stockholders.

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

                                  June 30, 1998

                   Quorum Health Group, Inc. and Subsidiaries

             Form 10-K -- Item 8 and Item 14(a) (1) and (2) and (d)

         Index to Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Quorum Health
Group, Inc. and subsidiaries are included in Item 8:

                                                                       Page No.
                                                                       --------

     Report of Independent Auditors                                      F- 3
     Consolidated Statements of Income -- Years Ended June
        30, 1998, 1997 and 1996                                          F- 4
     Consolidated Balance Sheets -- June 30, 1998 and 1997               F- 5
     Consolidated Statements of Changes in Stockholders'
        Equity -- Years Ended June 30, 1998, 1997 and 1996               F- 7
     Consolidated Statements of Cash Flows -- Years Ended June
        30, 1998, 1997 and 1996                                          F- 8
     Notes to Consolidated Financial Statements                          F- 9


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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Quorum Health Group, Inc.

We have audited the accompanying consolidated balance sheets of Quorum Health Group, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quorum Health Group, Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                      ERNST & YOUNG LLP


Nashville, Tennessee
August 7, 1998,
except for Note 10, as to which the date is September 24, 1998

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                      YEAR ENDED JUNE 30
                                                         -------------------------------------------
                                                            1998            1997             1996
                                                            ----            ----             ----
Revenue:
   Net patient service revenue                           $ 1,427,969     $ 1,274,498     $   963,485
   Hospital management/professional services                  79,537          78,708          78,409
   Reimbursable expenses                                      64,846          60,740          56,653
                                                         -----------     -----------     -----------
Net operating revenue                                      1,572,352       1,413,946       1,098,547

Salaries and benefits                                        628,090         561,327         420,904
Reimbursable expenses                                         64,846          60,740          56,653
Supplies                                                     210,056         198,469         160,849
Fees                                                         140,859         125,720         102,690
Other operating expenses                                     129,638         116,856          92,624
Provision for doubtful accounts                              106,733          89,919          56,483
Equity in earnings of affiliates                              (6,993)             --              --
Depreciation and amortization                                 87,020          75,134          55,901
Interest                                                      40,606          45,601          36,568
Minority interest                                              3,118             741             109
Net gain on sale of assets                                        --              --            (787)
Write-down of assets                                          22,850              --              --
                                                         -----------     -----------     -----------
Income before income taxes and
   extraordinary item                                        145,529         139,439         116,553
Provision for income taxes                                    58,849          55,357          47,321
                                                         -----------     -----------     -----------

Income before extraordinary item                              86,680          84,082          69,232
Extraordinary charges from retirement of debt                     --          (8,197)             --
                                                         -----------     -----------     -----------
Net income                                               $    86,680     $    75,885     $    69,232
                                                         ===========     ===========     ===========
Basic earnings per share:
   Income before extraordinary item                      $      1.16     $      1.14     $      0.96
   Extraordinary charges from retirement of debt                  --           (0.11)             --
                                                         -----------     -----------     -----------
   Net income                                            $      1.16     $      1.03     $      0.96
                                                         ===========     ===========     ===========
Diluted earnings per share:
   Income before extraordinary item                      $      1.12     $      1.11     $      0.93
   Extraordinary charges from retirement of debt                  --           (0.11)             --
                                                         -----------     -----------     -----------
   Net income                                            $      1.12     $      1.00     $      0.93
                                                         ===========     ===========     ===========
Weighted average shares outstanding:
   Basic                                                      74,733          73,442          72,191
   Common stock equivalents                                    2,434           2,235           2,448
                                                         -----------     -----------     -----------
   Diluted                                                    77,167          75,677          74,639
                                                         ===========     ===========     ===========



                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                  JUNE 30
                                                     ------------------------------
                                                          1998             1997
                                                          ----             ----
ASSETS
Current assets:
   Cash                                              $     17,549     $    19,008
   Accounts receivable, less allowance for
      doubtful accounts of $65,561 at June 30,
      1998 and $55,360 at June 30, 1997                   273,376         248,732
   Supplies                                                29,336          31,622
   Other                                                   34,245          31,739
                                                     ------------     -----------
        Total current assets                              354,506         331,101

Property, plant and equipment, at cost:
   Land                                                    66,424          62,109
   Buildings and improvements                             291,258         324,450
   Equipment                                              464,577         462,726
   Construction in progress                                72,676          21,192
                                                     ------------     -----------
                                                          894,935         870,477
   Less accumulated depreciation                          216,229         183,705
                                                     ------------     -----------
                                                          678,706         686,772

Cost in excess of net assets acquired, net                144,315         185,932
Investments in unconsolidated entities                    245,551           9,751
Other                                                      67,875          65,435
                                                     ------------     -----------


        Total assets                                 $  1,490,953     $ 1,278,991
                                                     ============     ===========


                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                    (In thousands, except per share amounts)

                                                                  JUNE 30
                                                    --------------------------------
                                                          1998              1997
                                                          ----              ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses             $     70,483      $     77,225
   Accrued salaries and benefits                           64,196            61,936
   Other current liabilities                               27,533             9,589
   Current maturities of long-term debt                     1,273             1,869
                                                     ------------      ------------
      Total current liabilities                           163,485           150,619

Long-term debt, less current maturities                   617,377           519,940
Deferred income taxes                                      29,470            38,249
Professional liability risks and other
  liabilities and deferrals                                30,882            25,450
Minority interests in consolidated entities                27,473            26,618

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 300,000
     shares authorized; 75,478 issued
     and outstanding at June 30, 1998
     and 74,137 at June 30, 1997                              755               741
   Additional paid-in capital                             290,149           272,692
   Retained earnings                                      331,362           244,682
                                                     ------------      ------------
                                                          622,266           518,115
                                                     ------------      ------------

      Total liabilities and stockholders' equity     $  1,490,953      $  1,278,991
                                                     ============      ============



                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                     COMMON STOCK     ADDITIONAL
                                  -----------------    PAID-IN    RETAINED
                                  SHARES     AMOUNT    CAPITAL    EARNINGS    TOTAL
                                  ------     ------    -------    --------    -----

Balance at July 1, 1995           71,676    $   717    $256,107   $ 99,565   $356,389

  Options exercised and
     related tax benefits,
     net of shares tendered
     in payment                      969         10       2,764         --      2,774
  Stock issued under employee
     stock purchase plan             324          3       3,466         --      3,469
  Net income                          --         --          --     69,232     69,232
                                 -------    -------    --------   --------   --------
Balance at June 30, 1996          72,969        730     262,337    168,797    431,864

  Options exercised and
     related tax benefits,
     net of shares tendered
     in payment                      888          9       6,430         --      6,439
  Stock issued under employee
     stock purchase plan             280          2       3,925         --      3,927
  Net income                          --         --          --     75,885     75,885
                                 -------    -------    --------   --------   --------
Balance at June 30, 1997          74,137        741     272,692    244,682    518,115

  Options exercised and
     related tax benefits,
     net of shares tendered
     in payment                    1,098         12      12,993         --     13,005
  Stock issued under employee
     stock purchase plan             243          2       4,464         --      4,466
  Net income                          --         --          --     86,680     86,680
                                 -------    -------    --------   --------   --------
Balance at June 30, 1998          75,478    $   755    $290,149   $331,362   $622,266
                                 =======    =======    ========   ========   ========




                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                   YEAR ENDED JUNE 30
                                                        --------------------------------------
                                                            1998          1997          1996
                                                            ----          ----          ----
OPERATING ACTIVITIES:
Net income                                               $  86,680     $  75,885     $  69,232
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                             78,208        66,907        51,191
   Amortization of intangible assets                         8,812         8,227         4,710
   Extraordinary charges from retirement of debt                --        13,307            --
   Write-down of assets                                     22,850            --            --
   Provision for doubtful accounts                         106,733        89,919        56,483
   Provision for deferred taxes                             (7,816)        5,106        13,893
   Undistributed earnings of affiliates                     (6,993)           --            --
   Other                                                     5,371         5,032         2,304
   Changes in operating assets and liabilities,
     net of effects from acquisitions
     and divestitures:
              Accounts receivable                         (161,872)     (114,589)      (71,219)
              Supplies and other current assets             (5,363)          (93)       (4,736)
              Other assets                                   5,400        (8,646)      (13,790)
              Accounts payable and accrued expenses          8,019        27,630         2,005
              Other current and long-term liabilities      (15,315)        4,701         4,098
                                                         ---------     ---------     ---------
Net cash provided by operating activities                  124,714       173,386       114,171

INVESTING ACTIVITIES:
Purchase of acquired companies                            (131,741)     (184,575)     (205,326)
Purchase of property, plant and equipment                 (131,766)      (82,977)      (62,122)
Proceeds from sale of assets                                14,695         8,060           870
Other                                                       (4,238)           44           148
                                                         ---------     ---------     ---------
Net cash used in investing activities                     (253,050)     (259,448)     (266,430)

FINANCING ACTIVITIES:
Borrowings under bank debt                                 458,900       691,700       363,750
Repayments of bank debt                                   (360,400)     (504,800)     (368,000)
Repurchase of Senior Subordinated Notes                     (2,224)     (106,380)           --
Proceeds from issuance of Senior Subordinated Notes             --            --       150,000
Proceeds from issuance of common stock, net                 13,235        10,366         6,243
Change in outstanding checks and overnight investment       20,199            --            --
Other                                                       (2,833)       (6,198)       (6,827)
                                                         ---------     ---------     ---------
Net cash provided by financing activities                  126,877        84,688       145,166
                                                         ---------     ---------     ---------
Decrease in cash                                            (1,459)       (1,374)       (7,093)
Cash at beginning of year                                   19,008        20,382        27,475
                                                         ---------     ---------     ---------

Cash at end of year                                      $  17,549     $  19,008     $  20,382
                                                         =========     =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                            $ (44,353)    $ (42,601)    $ (32,198)
                                                         =========     =========     =========
Income taxes paid                                        $ (73,205)    $ (44,489)    $ (34,483)
                                                         =========     =========     =========




                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


1.  ORGANIZATION AND ACCOUNTING POLICIES

Quorum Health Group, Inc. through its subsidiaries owns and operates acute care hospitals and local and regional health care systems nationwide. At June 30, 1998, Quorum Health Group, Inc. and subsidiaries (the Company) owned 17 hospitals and managed 236 hospitals. The Company's subsidiaries also are a minority investor in joint ventures that own and operate seven hospitals.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in entities which the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable: Accounts receivable consist primarily of amounts due from the federal government and state governments under Medicare, Medicaid and other government programs and other payors including commercial insurance companies, health maintenance organizations, preferred provider organizations, self-insured employers and individual patients. While the Company's concentration of credit risk is limited to some extent by the diversity and number of patients and payors, the Dothan, Alabama and Fort Wayne, Indiana markets accounted for approximately 25% of the Company's owned hospital revenue for the year ended June 30, 1998.

Supplies: Supplies are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property, Plant and Equipment: Depreciation is computed on a straight-line basis principally with a range of depreciable lives from 20-40 years for buildings and improvements and 3-20 years for equipment, or over the lives of leases if shorter.

Cost in Excess of Net Assets Acquired: Cost in excess of net assets acquired (or goodwill) consists of the excess purchase price over the fair value of acquired tangible and identifiable intangible assets.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

Goodwill is amortized on a straight-line basis primarily over 15 to 40 years. Accumulated amortization of cost in excess of net assets acquired was $11.8 million and $15.7 million at June 30, 1998 and 1997, respectively. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced to estimated fair value.

Deferred Loan Costs: Deferred loan costs are included in other noncurrent assets and are amortized over the term of the related debt.

Other Current Liabilities: Outstanding checks included in other current liabilities was $20.2 million at June 30, 1998.

Risk Management: The Company maintains self-insured medical plans for certain employees and has entered into reinsurance agreements with independent insurance companies to limit its losses. Unpaid claims are accrued based on the estimated ultimate cost of settlement in accordance with past experience.

The Company generally is insured for professional liability based on a claims-made policy purchased in the commercial market. The provision for professional liability and comprehensive general liability claims include estimates of the ultimate costs for claims incurred but not reported, in accordance with actuarial projections based on past experience.

Net Operating Revenue: Net patient service revenue is received primarily from the federal Medicare and state Medicaid programs and from commercial insurance carriers. Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under agreements with third-party payors. Settlements are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The adjustments to estimated final settlements resulted in increases to revenue of $11.3 million, $5.5 million and $3.5 million for the years ended June 30, 1998, 1997 and 1996, respectively.

Net patient service revenue is net of contractual adjustments and policy discounts of $1,135.1 million, $1,026.3 million and $746.8 million for the years ended June 30, 1998, 1997 and 1996, respectively. Approximately 55%, 55% and 56% of gross patient service revenue was from Medicare and Medicaid for the years ended June 30, 1998, 1997 and 1996, respectively.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

The Company provides care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenue.

Financial Instruments: The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received is recognized over the life of the agreement as an adjustment to interest expense (the accrual accounting method). The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

Stock Based Compensation: The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants when the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

Earnings Per Share: Earnings per share (EPS) is based on the weighted average number of shares of common stock outstanding, and common stock equivalents consisting of dilutive stock options.

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted EPS with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is similar to the previously reported fully diluted EPS. All EPS amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements.

Recently Issued Accounting Pronouncements: In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting standards for operating segment information disclosed in annual financial statements and in interim financial reports issued to shareholders. Under existing accounting standards, the Company has reported its operations as one line of business because substantially all of its revenue and operating profits have been derived from its acute care hospitals, affiliated health care entities and health care management services. The Company will adopt SFAS No. 131 beginning with its fiscal year ending June 30, 1999 and is presently evaluating the new standard to determine its

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES effect, if any, on the way the Company might report its operations in the future.

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. For interest rate swap agreements that qualify as hedges, changes in fair value will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings. The Company will adopt SFAS No. 133 beginning with its fiscal year ending June 30, 2000 and is presently evaluating the new standard to determine its effect on the earnings and financial position of the Company.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  ACQUISITIONS AND DIVESTITURES

During fiscal 1998, the Company acquired two hospitals and affiliated health care entities and sold its remaining interest in a Nebraska hospital. In addition, the Company contributed three hospitals and paid approximately $23 million in exchange for equity interests in joint ventures that own and operate seven hospitals (see Note 3).

During fiscal 1997, the Company acquired five hospitals and affiliated health care entities and sold a minority interest in a hospital in Nebraska. During fiscal 1996, the Company acquired two hospitals and affiliated health care entities and sold one hospital and a minority interest in the hospital in Nebraska.

Hospital and affiliated business acquisitions are summarized as follows (in thousands):


                                                       YEAR ENDED JUNE 30
                                                       ------------------
                                               1998          1997         1996
                                               ----          ----         ----
Fair value of assets acquired               $145,623       $233,582     $210,099
Fair value of liabilities assumed            (13,882)       (29,943)      (4,773)
Contributions from minority investors             --        (19,064)          --
                                            --------       --------     --------
Net cash used for acquisitions              $131,741       $184,575     $205,326
                                            ========       ========     ========

All of the foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price associated with certain of the acquisitions has been determined by the Company

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES based upon available information and is subject to further refinement. Included in the acquisitions were costs in excess of net assets acquired of approximately $41.9 million, $48.5 million and $37.6 million for the years ended June 30, 1998, 1997, and 1996, respectively. The operating results of the acquired companies have been included in the accompanying consolidated statements of income from the respective dates of acquisition.

The following unaudited pro forma results of operations give effect to the operations of the entities acquired and divested, including joint ventures, in fiscal 1998, 1997 and 1996 as if the respective transactions had occurred as of the first day of the fiscal year immediately preceding the year of the transactions (in thousands, except per share data):

                                                    YEAR ENDED JUNE 30
                                                    ------------------
                                           1998             1997          1996
                                           ----             ----          ----
Net operating revenue                  $1,472,858       $1,389,463    $1,358,293
Income before extraordinary item           99,937           82,100        64,459
Net income                                 99,937           73,903        64,459
Basic earnings per share:
 Income before extraordinary item            1.34             1.12           .89
 Net income                                  1.34             1.01           .89
Diluted earnings per share:
 Income before extraordinary item            1.30             1.08           .86
 Net income                                  1.30              .98           .86


The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the years presented or to project the Company's results of operations in any future period.

3.  INVESTMENTS

Effective February 1, 1998, the Company and Universal Health Services formed Valley Health System LLC and Summerlin Hospital Medical Center LLC. Effective May 1, 1998, the Company and Columbia/HCA Healthcare Corp. formed Macon Healthcare LLC. The Company has equity interests of 27.5% in Valley Health System LLC, 26.1% in Summerlin Hospital Medical Center LLC and 38% in Macon Healthcare LLC. The Company recorded a $15 million charge after taxes related to the write-down of goodwill at its hospital contributed to Valley Health System LLC. The Company accounts for its investments in the LLCs using the equity method of accounting. Unaudited financial information of all affiliated companies as of and for the year ended June 30, 1998 is as follows (in thousands): total assets $531.8 million, total liabilities $36.5 million, net operating

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES revenue $433.2 million and net income $26.7 million.

The investment in the LLCs has been determined by the Company based upon available information and is subject to further refinement. The difference between the carrying value of the investments and the underlying net book value of approximately $85.9 million is amortized on a straight-line basis over thirty-six years.

4.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                               JUNE 30
                                                               -------
                                                       1998             1997
                                                       ----             ----
  Revolving Line of Credit                         $  462,400        $ 363,900
  8.75% Senior Subordinated Notes                     150,000          150,000
  11.875% Senior Subordinated Notes                        --            2,224
  Other debt                                            6,250            5,685
                                                   ----------        ---------
                                                      618,650          521,809
     Less current maturities                           (1,273)          (1,869)
                                                   ----------        ---------
                                                   $  617,377        $ 519,940
                                                   ==========        =========


Revolving Line of Credit: During fiscal 1998, the Company amended its unsecured $850.0 million revolving credit facility to extend the credit agreement expiration date by six months to November 26, 2002 to coincide with the expiration date of the End Loaded Lease Financing agreement (see Note 8). On each anniversary date of the inception of the credit agreement, the Company has the option to request an incremental one-year extension subject to approval of 100% of the lenders. The revolving line of credit bears interest, at the Company's option, at generally the lender's base rate, swing-line rate, or a fluctuating rate ranging from .25 to .75 percentage points above LIBOR. The Company pays a facility fee ranging from .18 to .25 percentage points on the commitment. The interest rate margins and facility fee rates are based on the Company's leverage ratio. The Company may prepay the amount outstanding at any time. The interest rate in effect at June 30, 1998 was 6.1%.

8.75% Senior Subordinated Notes: During fiscal 1996, the Company issued $150.0 million in Senior Subordinated Notes maturing on November 1, 2005 and bearing interest at 8.75%. The 8.75% Notes are subject to redemption at the option of the Company at a price of 104.375% on or after November 1, 2000, 102.188% on or after November 1, 2001 and at par on or after November 1, 2002. The 8.75% Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

11.875% Senior Subordinated Notes: During fiscal 1997, the Company purchased for cash $97.8 million of its 11.875% Senior Subordinated Notes (Notes) through a tender offer at a price of $1,087 per $1,000 principal amount. During fiscal 1998, the Company redeemed the remaining Notes at $1,059 per $1,000 principal amount.

Other Long-Term Debt Information: The credit facilities contain certain financial covenants including but not limited to the prohibition of dividend payments and other distributions and repurchases of common stock, restrictions on investments, asset dispositions, the ability to merge or consolidate with or transfer assets to another entity, the maintenance of net worth and various financial ratios, including a fixed charge ratio and a leverage ratio. The Company is required to repurchase the Senior Subordinated Notes at 101% upon a change in control.

Maturities of long-term debt for the fiscal years subsequent to June 30, 1998 are as follows: 1999 - $1.3 million; 2000 - $.9 million; 2001 - $.7 million; 2002 - $463.0 million; 2003 - $.6 million and thereafter - $152.2 million.

Extraordinary Charges from Retirement of Debt: During the fourth quarter of fiscal 1997, the Company incurred extraordinary charges of $8.2 million (net of applicable income taxes of $5.1 million). The charges consist of the premium associated with the purchase of the Notes, transaction costs, the write-off of unamortized loan costs of the Notes and the write-off of unamortized loan costs of the $600.0 million secured revolving credit facility. The Notes were repurchased through a tender offer and the revolving credit facility was replaced with a new unsecured five-year revolving credit facility in the amount of $850.0 million.

Financial Instruments: Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. The swap agreements effectively convert an aggregate notional amount of $100 million of fixed-rate borrowings to floating-rate borrowings and $400 million of floating-rate borrowings to fixed-rate borrowings at June 30, 1998. The initial term of the agreements expire at various dates through 2003. Certain swap agreements allow the counterparty a one-time option at the end of the initial term to cancel the agreement or a one-time option at the end of the initial term to extend the swaps for an incremental five years. For the years ended June 30, 1998, 1997 and

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

1996, the Company received a weighted average rate of 5.8%, 5.8% and 5.8%, respectively and paid a weighted average rate of 6.0%, 5.9% and 4.8%, respectively.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial instruments. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts.

5.  INCOME TAXES

The provision for income taxes consists of the following (in thousands):


                                             YEAR ENDED JUNE 30
                                             ------------------
                                     1998          1997         1996
                                     ----          ----         ----
Current:
   Federal                        $ 58,320      $ 43,580      $  28,379
   State and local                   8,345         6,671          5,049
                                  --------      --------      ---------
                                    66,665        50,251         33,428

Deferred:
   Federal                          (6,611)        4,451         12,680
   State and local                  (1,205)          655          1,213
                                  --------      --------      ---------
                                    (7,816)        5,106         13,893
                                  --------      --------      ---------
                                  $ 58,849      $ 55,357      $  47,321
                                  ========      ========      =========

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                             YEAR ENDED JUNE 30
                                             ------------------
                                      1998          1997         1996
                                      ----          ----         ----
Federal statutory rate                35.0%         35.0%        35.0%
State and local income
   taxes, net of federal
   income tax benefit                  3.2           3.4          3.5
Nondeductible amortization
   of cost in excess of net
   assets acquired                      .3            .3           .1
Other                                  1.9           1.0          2.0
                                   -------        ------       ------
                                      40.4%         39.7%        40.6%
                                   =======        ======       ======

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES related tax effects are as follows (in thousands):

                                                       JUNE 30
                                                       -------
                                                1998           1997
                                                ----           ----
Deferred tax liabilities:
Depreciation and amortization                  $(40,202)     $(42,932)
Provision for doubtful accounts                  (6,086)       (6,579)
Other                                              (588)         (756)
                                               --------      --------
   Total deferred tax liabilities               (46,876)      (50,267)
                                               --------      --------

Deferred tax assets:
Accrued expenses                                  9,958         5,907
Employee compensation                             9,427         5,928
Other                                             2,261           961
                                               --------      --------
   Total deferred tax assets                     21,646        12,796
                                               --------      --------

Net deferred tax liabilities                   $(25,230)     $(37,471)
                                               ========      ========


The balance sheet classification of deferred income taxes is as follows (in thousands):

                                                        JUNE 30
                                                        -------
                                                  1998          1997
                                                  ----          ----
Current                                         $  4,240     $    778
Long-term                                        (29,470)     (38,249)
                                                --------     --------
Total                                           $(25,230)    $(37,471)
                                                ========     ========

6.  STOCKHOLDERS' EQUITY AND STOCK BENEFIT PLANS

Common stock: During fiscal 1998, the Board of Directors approved a three-for-two stock split effected in the form of a stock dividend paid on September 16, 1997 to shareholders of record on September 2, 1997. The shares of common stock, price per share, the number of shares subject to options and the exercise prices have been retroactively restated for all periods presented.

During fiscal 1998, the Company's stockholders approved an amendment to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000.

Stock Option Plan: During fiscal 1998, the Company's stockholders approved the 1997 Stock Option Plan. Under the plan, non-qualified and incentive stock options may be granted. Stock options are generally granted at an exercise price equal to the fair market value at the date

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES of grant and are exercisable over a period not to exceed ten years. The number of shares initially reserved for issuance was 3,000,000. No further options will be granted pursuant to the Company's previous stock option plan. The Company has reserved 8,764,726 shares of common stock under these plans.

In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which, if fully adopted, changes the method for recognition of costs in an entity's financial statements. The Company has adopted the disclosure-only provisions of SFAS No. 123 and, accordingly, recognizes no compensation expense for the Company's stock option plans.

Under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the option grants which occurred during 1998, 1997 and 1996:

                                             YEAR ENDED JUNE 30
                                             ------------------
                                      1998          1997        1996
                                      ----          ----        ----
Volatility                            .186          .172       .176
Interest rate                         5%-6%         6%-7%      6%-7%
Expected life (years)                  4.3           4.4        4.6
Forfeiture rate                        4.8%          5.6%       5.6%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics different than those of traded options and because the assumptions are subjective and changes in such assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma disclosures may not be representative of that to be expected in future years.

Had compensation expense for the stock option plan been determined consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share data):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES


                                               YEAR ENDED JUNE 30
                                               ------------------
                             1998                         1997                      1996
                   ----------------------       -----------------------     --------------------
                      As            Pro             As          Pro            As          Pro
                   Reported        Forma         Reported      Forma        Reported      Forma
                   --------        -----         --------      -----        --------      -----
Net Income         $ 86,680      $ 82,019       $ 75,885     $ 73,235       $ 69,232    $ 68,050
EPS:
 Basic                 1.16          1.10           1.03         1.00            .96         .94
 Diluted               1.12          1.06           1.00          .97            .93         .91

Stock-based compensation costs on a pro forma basis would have reduced pretax income by $6.6 million, $3.4 million and $1.3 million in fiscal 1998, 1997 and 1996, respectively.

Information regarding these option plans for fiscal 1998, 1997, and 1996 are summarized below (in thousands, except per share amounts):



                                        STOCK     OPTION PRICE   WEIGHTED AVERAGE
                                       OPTIONS     PER SHARE      EXERCISE PRICE
                                       -------     ---------      --------------
Balances, July 1, 1995                 4,160     $  .67- 13.83      $   5.19
Granted                                3,200      10.13- 17.33         15.06
Exercised                             (1,101)      1.00- 13.67          2.86
Cancelled                               (323)      1.00- 15.67         10.65
                                     -------     -------------      --------

Balances, June 30, 1996                5,936        .67- 17.33         10.65
Granted                                1,776        .67- 23.83         17.66
Exercised                               (926)      1.00- 13.67          5.85
Cancelled                               (304)      1.00- 16.59         12.18
                                     -------     -------------      --------

Balances, June 30, 1997                6,482        .67- 23.83         13.18

Granted                                2,248      22.50- 33.06         24.01
Exercised                             (1,228)       .67- 22.50          9.80
Cancelled                               (247)      4.00- 25.00         14.22
                                     -------     -------------      --------

Balances, June 30, 1998                7,255     $  .67- 33.06      $  17.07
                                     =======     =============      ========

                                                 1998        1997        1996
                                                 ----        ----        ----
Weighted average fair value for options
  granted during the year                       $ 6.82     $ 6.49       $ 4.19
Options exercisable                              2,221      1,692        1,190
Options available for grant                      1,518      3,747        1,359


The following table summarizes information regarding the options

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES outstanding at June 30, 1998 (in thousands, except per share amounts):


                             OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                             -------------------                         -------------------
 WEIGHTED
 AVERAGE                                                WEIGHTED                           WEIGHTED
REMAINING            RANGE OF                           AVERAGE                            AVERAGE
 CONTRACT            EXERCISE            NUMBER         EXERCISE         NUMBER          EXERCISABLE
LIFE (YRS)            PRICES           OUTSTANDING       PRICE         EXERCISABLE          PRICE
----------            ------           -----------       -----         -----------          -----
    1              $ 5.00-11.75            139            6.30             132               5.99
    2                1.00-13.67            708            8.86             547               7.85
    3               13.33-17.50            699           14.51             238              14.49
    4               21.00-24.00             65           23.08               5              21.00
    6                4.00- 5.00            371            4.29             120               4.34
    7                       .67             45             .67              30                .67
    8                 .67-17.50          2,157           15.24             697              15.17
    9               12.63-23.83            985           20.12             250              18.42
    10              16.97-33.06          2,077           24.36             203              16.97
                                      --------                         -------
                                         7,246                           2,222
                                      ========                         =======

Employee Stock Purchase Plan: The Company has a qualified and nonqualified employee stock purchase plan. The purchase price of the shares under the qualified plan is 85% of the lesser of the fair market value on the first day (March 1) or the last day (February 28) of the plan year. The purchase price of the shares under the nonqualified plan is the fair market value on the last day (February 28) of the plan year. Employees may designate up to 10% of their compensation (not to exceed $25,000 in any calendar year) for the purchase of stock. Shares of common stock reserved under this plan were 1,434,053 at June 30, 1998.

Stockholder Rights Plan: In fiscal 1997, the Company adopted a Stockholder Rights Plan and declared a dividend of one right for each share of common stock held as of the close of business on April 28, 1997. Each right entitles stockholders to acquire one-third of a share of common stock at an exercise price of $100, subject to adjustment. Such rights become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer which would result in that person or group owning 15% or more of the Company's common stock. After any person has acquired 15% or more of the Company's common stock, each right not owned by such person or certain related parties will entitle its holder to purchase a number of shares of the Company's common stock (or any combination of common stock, preferred stock, debt securities and cash, as determined by the Board of Directors) having a market value of two times the then-current exercise price of the right. In the event the Company is involved in a merger or other business combination

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES transaction with another person or sells 50% or more of its assets or earning power to another person, each right will entitle its holder to purchase a number of shares of the Company's common stock or the acquiring company's common stock having a market value of two times the then-current exercise price of the right. The rights may be redeemed at $.01 per right at any time until the tenth day following public announcement that a 15% position has been acquired. The rights expire on April 28, 2007.

7.  EMPLOYEE BENEFIT PLANS

The Company sponsors defined contribution employee benefit plans covering substantially all employees. Employees may contribute up to 15% of eligible compensation subject to Internal Revenue Service limits. The plans permit the Company to make a discretionary base contribution and a discretionary match to employee deferrals. The Company's contribution to the plans is determined annually by the Board of Directors. Base contributions under the plans vest at the end of each plan year and matching contributions vest after five years of qualifying service. Benefit plan expense for the years ended June 30, 1998, 1997 and 1996 totaled approximately $14.4 million, $13.0 million and $9.2 million, respectively.

8.  LEASES

During fiscal 1998, the Company entered into a five-year $150 million End Loaded Lease Financing (ELLF) agreement to provide a financing option for future acquisitions and/or construction. The ELLF interest rate margins and facility fee rates are substantially the same as the Company's revolving line of credit (see Note 4). All lease payments under the agreement are guaranteed by the Company. At June 30, 1998, $126.3 million was available under the ELLF agreement.

The Company leases hospitals, medical office buildings and equipment under agreements that generally require the Company to pay all maintenance, property taxes and insurance costs and that expire on various dates extending to the year 2007. Certain leases include options to purchase the leased property during or at the end of the lease term at fair market value.

Rental expense for all operating leases totaled $26.7 million, $22.2 million, and $17.1 million for the years ended June 30, 1998, 1997 and 1996, respectively.

Future minimum rental commitments under noncancelable operating leases at June 30, 1998 are as follows: 1999 - $15.5 million; 2000 - $11.7

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES million; 2001 - $10.3 million; 2002 - $8.8 million; 2003 - $6.9 million and thereafter - $13.1 million.

9.  COMMITMENTS

The Company has a commitment outstanding of approximately $60 million to construct a hospital and two medical office buildings in Florence, South Carolina. At June 30, 1998, costs of approximately $50 million have been incurred under the contract. The facilities are to be completed in fiscal 1999.

10.  CONTINGENCIES

Management continually evaluates contingencies based on the best available evidence and believes that provision for losses has been provided to the extent necessary. Unless otherwise noted, in the opinion of management, the ultimate resolution of the following contingencies will not have a material effect on the Company's results of operations or financial position.

Net Patient Service Revenue: Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.

Income Taxes: The IRS is in the process of conducting examinations of the Company's federal income tax returns for the fiscal years ended June 30, 1993 through 1995. The Company has reached a settlement with the IRS in connection with its examination of the Company's federal income tax returns for the fiscal years ended June 30, 1990 through 1992. The settlement did not have a material effect on the Company's results of operations or financial position.

Impact of Year 2000: As with most other industries, hospitals and health care systems use information systems that may misidentify dates beginning January 1, 2000 and result in system or equipment failures or miscalculations. Information systems include computer programs, building infrastructure components and computer-aided biomedical equipment. The Company has a Year 2000 strategy for its owned hospitals that includes phases for education, inventory and assessment of applications and equipment at risk, analysis and planning, testing, conversion/remediation/replacement and post-implementation. The Company can provide no assurances that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties or that the Company will not experience difficulties obtaining resources needed to make modifications to or replace the Company's affected

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES systems and equipment. Failure by the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and its ability to provide health care services. Consequently, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.

Litigation: The Company currently, and from time to time, is expected to be subject to claims and suits arising in the ordinary course of business.

Other: In June 1993, the OIG requested information from the Company in connection with an investigation involving the Company's procedures for preparing Medicare cost reports. In January 1995, the U.S. Department of Justice issued a Civil Investigative Demand which also requested information from the Company in connection with that same investigation. As a part of the government's investigation, several former and current employees of the Company were interviewed. The Company cooperated fully with the investigation. The Company received no communication from the government on this matter from approximately June 1996 until August 1998.

In August 1998, the government informed the Company that the investigation was prompted by allegations made by a former employee of a hospital managed by a Company subsidiary. The allegations concern the preparation of cost reports for Medicare and other government payment programs for owned and managed hospitals. At a meeting to discuss the case, held September 24, 1998, the Company learned that the government would likely commence litigation under the False Claims Act on or about October 5, 1998. The Company intends to continue to cooperate with the government's inquiry, and, if appropriate, will try to reach a settlement of this case.

On May 7, 1998, the Company learned that it is a named defendant in a separate qui tam case when it received a letter from a U.S. Attorney. The complaint alleges violations of Medicare laws governing the home health operations at two of the Company's hospitals. The complaint was filed under seal in June 1996 by a former employee who was discharged by the Company in April 1996. The purpose of the letter from the U.S. Attorney was to allow the Company an opportunity to evaluate the results of the government's investigation to date and to discuss with the government the allegations made in the complaint, prior to the government making a decision as to whether it will intervene as a plaintiff in the case. The lawsuit remains under seal for all other purposes. The Company intends to cooperate fully and share information with the U.S. Attorney's Office. If any violation of law is found, the Company intends to pursue an amicable settlement. The case is in a very preliminary stage.

The Company cannot at this time predict the outcome of these cases or their ultimate impact on the Company's business or operating results. If the outcome of either case were unfavorable, the Company could be subject to fines, penalties and damages and also could be excluded from Medicare and other government reimbursement programs. These and other results of these cases could have a material adverse effect on the Company's financial condition or results of operations.

Although the Company believes that it is in material compliance with the

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES laws and regulations governing the Medicare and Medicaid programs, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

11.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximates fair value.

The carrying value of long-term debt (including current portion) was $618.7 and $521.8 million for the years ended June 30, 1998 and 1997, respectively. The fair value of long-term debt was $632.4 million and $531.1 million for the years ended June 30, 1998 and 1997, respectively. The fair value of publicly traded notes has been determined using the quoted market price at June 30, 1998 and 1997. The fair values of the remaining long-term debt are estimated using discounted cash flows, based on the Company's incremental borrowing rates. The fair value included costs of $8.5 million and $5.0 million which would be incurred in the event of termination of the interest rate swap agreements at June 30, 1998 and 1997, respectively.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended June 30, 1998 and 1997 is summarized below (in thousands, except per share data):

                                                     QUARTER
                                   1ST          2ND           3RD          4TH
                                   ---          ---           ---          ---
1998
----
Net operating revenue           $ 392,821    $ 408,895     $ 398,320    $ 372,316
Income before income taxes         35,425       40,482        24,396       45,226
Net income                         21,361       24,411        13,637       27,271
Earnings per common share:
   Basic                              .29          .33           .18          .36
   Diluted                            .28          .32           .18          .35



The third quarter results include a $15 million after tax charge related to the write-down of goodwill.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

1997
----
Net operating revenue             $316,001      $342,137       $377,096     $378,712
Income before income taxes
 and extraordinary item             29,065        33,346         39,941       37,087
Net income                          17,526        20,108         24,084       14,167
Basic earnings per share:
 Income before extraordinary
  item                                 .24           .27            .33          .30
 Net income                            .24           .27            .33          .19
Diluted earnings per share:
 Income before extraordinary
  item                                 .23           .27            .32          .29
 Net income                            .23           .27            .32          .18


13.  Subsequent Event

Effective July 1, 1998, the Company acquired St. Joseph Medical Center in Fort Wayne, Indiana. Certain land and buildings were financed through the ELLF agreement.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS

        COLUMN A                      COLUMN B                   COLUMN C               COLUMN D         COLUMN E
-------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                       -----------------------------
                                                          (1)             (2)               (3)
                                      BALANCE AT       CHARGED TO      CHARGED TO                          BALANCE
                                      BEGINNING        COSTS AND      OTHER ACCOUNTS     DEDUCTIONS       AT END OF
        DESCRIPTION                   OF PERIOD         EXPENSES         DESCRIBE         DESCRIBE          PERIOD
-------------------------------------------------------------------------------------------------------------------
                                                                     (In thousands)
Year ended June 30, 1998:
  Allowance for doubtful accounts      $55,360          $106,733        $ 7,760(a)        $104,292(c)       $65,561

Year ended June 30, 1997:
  Allowance for doubtful accounts      $39,752          $ 89,919        $18,424(a)        $ 92,735(b)       $55,360

Year ended June 30, 1996:
  Allowance for doubtful accounts      $44,828          $ 56,483        $ 9,210(a)        $ 70,769(b)       $39,752

(a)  Allowance for doubtful accounts of acquired companies.
(b)  Accounts written off, net of recoveries.
(c) Accounts written off, net of recoveries and net of $7,197 allowance of divested companies.

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

3.6 Form of Amended and Restated Certificate of Incorporation effective with the Secretary of State of Delaware on December 15, 1997. (Incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held November 10, 1997.)

3.7               Bylaws of the Company as amended April 12, 1994.
                  (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-77674 on Form S-1.)

3.8               Bylaws of the Company as amended April 16, 1997.
                  (Incorporated by reference to Exhibit 3(ii) to the Company's Report on Form 8-K dated April 16, 1997.)

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

4.1.3 First Supplemental Indenture, dated as of May 7, 1997, between Quorum Health Group, Inc. and United States Trust Company of New York, as Trustee relating to the Company's $100,000,000 11-7/8% Senior Subordinated Notes due December 1, 2005. (Incorporated by reference to Exhibit 4.1.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.)

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

4.5 Credit Agreement dated as of April 22, 1997, by and among Quorum Health Group, Inc., as Borrower, certain banks as Lenders, and First Union National Bank of North Carolina, as agent. (Incorporated by reference to Exhibit 4.4.18 to the Company's Report on Form 10-K for the year ended June 30, 1997.)

4.5.1 First Amendment to Credit Agreement effective as of June 30, 1997, by and among Quorum Health Group, Inc., as Borrower, certain banks as Lenders, and First Union National Bank of North Carolina, as agent. (Incorporated by reference to Exhibit 4.4.19 to the Company's Report on Form 10-K for the year ended June 30, 1997.)

4.5.2 Second Amendment to Credit Agreement, dated November 26, 1997, by and among Quorum Health Group, Inc. as Borrower, Lenders as referred to in the Credit Agreement, and First Union National Bank as Agent for the Lenders. (Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997.)

4.5.3 Third Amendment to Credit Agreement, effective as of April 29, 1998, by and among Quorum Health Group, Inc. as Borrower, Lenders as referred to in the Credit Agreement, and First Union National Bank as Agent for the Lenders.

4.5.4 Fourth Amendment to Credit Agreement, effective as of April 29, 1998, by and among Quorum Health Group, Inc. as Borrower, Lenders as referred to in the Credit Agreement, and First Union National Bank as Agent for the Lenders.

4.6 Participation Agreement dated November 26, 1997, among Quorum ELF, Inc. as Construction Agent and Lessee; First Security Bank, National Association as Owner Trustee under the Quorum Real Estate Trust 1997-1; Various other banks and lending institutions which are parties from time to time as Holders or Lenders; and First Union National Bank as Agent for the Lenders and Holders. (Incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997.)

4.6.1 First Amendment to Participation Agreement, effective as of January 26, 1998, among Quorum ELF, Inc. as Construction Agent and Lessee; First Security Bank, National Association as Owner Trustee under the Quorum Real Estate Trust 1997-1; Various other banks and lending institutions which are parties from time to time as Holders or Lenders; and First Union National Bank as Agent for the Lenders and Holders.

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

                  D. Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit C to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held November 10, 1997.)

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

                  K. 1997 Stock Option Plan. (Incorporated by reference to Exhibit B to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held November 10, 1997.)

                  L.       Quorum Health Group, Inc. Deferred Compensation
                           Plan.

                  M. Form of Employment Agreement with certain executive officers of the Company. (Incorporated by reference to Exhibit 10.1(c) to the Company's Report on Form 10-Q for the quarter ended March 31, 1998.)

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

10.6 Quorum Health Resources, Inc. Model Hospital Management Agreement. (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.)

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

10.8 Asset Purchase Agreement dated as of December 1993 among Mercy Health Center of Central Iowa, as Buyer, and NC-
                  CCH, Inc., as Seller, and Quorum Health Group, Inc. (Incorporated by reference to Exhibit 10.28 to the Company's Registration Statement No. 33-77674 on Form S-1.)

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

10.31 First Amendment effective as of June 1, 1997, to Group Purchasing Organization Participating Agreement between Premier Purchasing Partners, L.P., f/k/a APS Healthcare Purchasing Partners, L.P. dated November 30, 1995. (Incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the year ended on June 30, 1997.)

10.32 Lease Agreement by and between QHG of South Carolina, Inc., a subsidiary of the Company, and C. Edward Floyd, M.D., a Director of the Company. (Incorporated by reference to Exhibit 10.31 to the Company's Report on Form 10-K for the year ended June 30, 1996.)

10.33 Contribution Agreement dated as of February 1, 1998, by and between Valley Hospital Medical System, Inc. and NC-DSH, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997.)

10.34 Limited Liability Company Agreement of Valley Health System LLC, dated as of January 19, 1998. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997.)

10.35 Contribution Agreement dated as of February 1, 1998, by and among Summerlin Hospital Medical Center, L.P., UHS Holding Company, Inc. and NC-DSH, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997.)

10.36 Limited Liability Company Agreement of Summerlin Hospital Medical Center LLC, dated as of January 19, 1998. (Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997.)

21                Subsidiaries of the Company.

23                Consent of Ernst & Young LLP.

27                Financial Data Schedule (for SEC use only)

                  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Brentwood, State of Tennessee on September 24, 1998.

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

SIGNATURE                        TITLE
/s/ James E. Dalton, Jr.         President, Chief Executive Officer        Sept. 24, 1998
------------------------         and Director
James E. Dalton, Jr.             (Principal Executive Officer)

/s/ Steve B. Hewett              Vice President (Chief Financial           Sept. 24, 1998
-------------------------        Officer)
Steve B. Hewett

/s/ Terry E. Allison             Vice President and Assistant              Sept. 24, 1998
-------------------------        Treasurer
Terry E. Allison                 (Chief Accounting Officer)

/s/ Russell L. Carson            Chairman of the Board                     Sept. 24, 1998
-------------------------
Russell L. Carson

/s/ Sam A. Brooks, Jr.           Director                                  Sept. 24, 1998
-------------------------
Sam A. Brooks, Jr.

/s/ Dr. C. Edward Floyd          Director                                  Sept. 24, 1998
-------------------------
Dr. C. Edward Floyd

/s/ Joseph C. Hutts              Director                                  Sept. 24, 1998
-------------------------
Joseph C. Hutts

/s/ Kenneth J. Melkus            Director                                  Sept. 24, 1998
-------------------------
Kenneth J. Melkus

/s/ Thomas S. Murphy, Jr.        Director                                  Sept. 24, 1998
-------------------------
Thomas S. Murphy, Jr.

/s/ Rocco A. Ortenzio            Director                                  Sept. 24, 1998
-------------------------
Rocco A. Ortenzio

/s/ S. Douglas Smith             Director                                  Sept. 24, 1998
-------------------------
S. Douglas Smith

/s/ Colleen Conway Welch         Director                                  Sept. 24, 1998
-------------------------
Colleen Conway Welch

                                     Sig-1