Form 10-Q
period 1998-09-30
QUORUM HEALTH GROUP INC
filed 1998-11-17
CIK 854694

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1998

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
                      Yes   X               No
                         ------               ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at November 11, 1998
-----                                           --------------------------------
Common Stock, $.01 Par Value                             72,174,938 Shares

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS
                                                                 ENDED SEPTEMBER 30
                                                          ------------------------------
                                                             1998                 1997
                                                          ---------             --------
Revenue:
     Net patient service revenue                          $ 352,459             $357,117
     Hospital management/professional services               20,792               19,695
     Reimbursable expenses                                   16,110               16,009
                                                          ---------             --------
Net operating revenue                                       389,361              392,821

Salaries and benefits                                       157,846              155,597
Reimbursable expenses                                        16,110               16,009
Supplies                                                     51,319               54,673
Fees                                                         35,171               34,387
Other operating expenses                                     33,552               33,276
Provision for doubtful accounts                              27,796               30,411
Equity in earnings of affiliates                             (5,325)                  --
Depreciation and amortization                                21,325               21,529
Interest                                                      9,133               10,370
Minority interest                                               574                1,144
                                                          ---------             --------
Income before income taxes                                   41,860               35,425
Provision for income taxes                                   16,367               14,064
                                                          ---------             --------
Net income                                                $  25,493             $ 21,361
                                                          =========             ========
Earnings per share:
   Basic                                                  $    0.34             $   0.29
                                                          =========             ========
   Diluted                                                $    0.33             $   0.28
                                                          =========             ========
Weighted average shares outstanding:
   Basic                                                     75,593               74,212
   Common stock equivalents                                   1,726                2,440
                                                          ---------             --------
   Diluted                                                   77,319               76,652
                                                          =========             ========


                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30            JUNE 30
                                                                  1998                  1998
                                                               ----------            ----------
ASSETS

Current assets:
   Cash                                                        $   11,604            $   17,549
   Accounts receivable, less allowance for doubtful
     accounts of $70,078 at September 30, 1998
     and $65,561 at June 30, 1998                                 289,917               273,376
   Supplies                                                        31,197                29,336
   Net assets held for sale                                        22,035                    --
   Other                                                           48,522                34,245
                                                               ----------            ----------
     Total current assets                                         403,275               354,506

Property, plant and equipment, at cost:
   Land                                                            65,026                66,424
   Buildings and improvements                                     290,262               291,258
   Equipment                                                      458,467               464,577
   Construction in progress                                        85,456                72,676
                                                               ----------            ----------
                                                                  899,211               894,935
   Less accumulated depreciation                                  220,408               216,229
                                                               ----------            ----------
                                                                  678,803               678,706

Cost in excess of net assets acquired, net                        140,423               144,315
Unallocated purchase price                                         46,512                 4,020
Investments in unconsolidated entities                            251,616               245,551
Other                                                              61,574                63,855
                                                               ----------            ----------



     Total assets                                              $1,582,203            $1,490,953
                                                               ==========            ==========

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 30            JUNE 30
                                                                  1998                  1998
                                                               ----------            ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                       $   92,748            $   70,483
   Accrued salaries and benefits                                   62,711                64,196
   Other current liabilities                                       28,115                27,533
   Current maturities of long-term debt                               992                 1,273
                                                               ----------            ----------
       Total current liabilities                                  184,566               163,485

Long-term debt, less current maturities                           659,566               617,377
Deferred income taxes                                              32,290                29,470
Professional liability risks and other liabilities
   and deferrals                                                   28,002                30,882
Minority interests in consolidated entities                        27,686                27,473

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value;
       300,000 shares authorized; 75,738
       issued and outstanding at September 30,
       1998 and 75,478 at June 30, 1998                               757                   755
   Additional paid-in capital                                     292,481               290,149
   Retained earnings                                              356,855               331,362
                                                               ----------            ----------
                                                                  650,093               622,266
                                                               ----------            ----------
       Total liabilities and stockholders' equity              $1,582,203            $1,490,953
                                                               ==========            ==========





                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  THREE MONTHS
                                                               ENDED SEPTEMBER 30
                                                        -------------------------------
                                                           1998                  1997
                                                        ---------             ---------
Net cash provided by operating activities               $  31,027             $  31,315

Investing activities:
   Purchase of acquired companies                         (44,120)              (81,879)
   Purchase of property, plant and equipment              (31,009)              (31,634)
   Other                                                     (331)               (5,522)
                                                        ---------             ---------
Net cash used in investing activities                     (75,460)             (119,035)

Financing activities:
   Borrowings under bank debt                             149,100               173,300
   Repayments of bank debt                               (106,700)              (90,200)
   Other                                                   (3,912)                1,030
                                                        ---------             ---------
Net cash provided by financing activities                  38,488                84,130
                                                        ---------             ---------

Decrease in cash                                           (5,945)               (3,590)
Cash at beginning of period                                17,549                19,008
                                                        ---------             ---------

Cash at end of period                                   $  11,604             $  15,418
                                                        =========             =========

Supplemental cash flow information:
   Interest paid                                        $  (8,212)            $  (6,754)
                                                        =========             =========
   Income taxes paid                                    $    (143)            $ (13,027)
                                                        =========             =========




                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Quorum Health Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998. Certain reclassifications have been made to the fiscal 1998 financial presentation to conform with fiscal 1999.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting standards for operating segment information disclosed in annual financial statements and in interim financial reports issued to shareholders. Under existing accounting standards, the Company has reported its operations as one line of business because substantially all of its revenue and operating profits have been derived from its acute care hospitals, affiliated health care entities and health care management services. The Company will adopt SFAS No. 131 during its fiscal year ending June 30, 1999 and is presently evaluating the new standard to determine its effect, if any, on the way the Company might report its operations in the future.

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

3. ACQUISITIONS, JOINT VENTURES AND SALES

During the three months ended September 30, 1998, the Company acquired one hospital and affiliated health care entities. During the three months ended September 30, 1997, the Company acquired one hospital and affiliated health care entities. Hospital and affiliated business acquisitions are summarized as follows (in thousands):

                                                     THREE MONTHS
                                                        ENDED
                                                     SEPTEMBER 30
                                             -----------------------------
                                               1998                 1997
                                             --------             --------
Fair value of assets acquired                $ 45,717             $ 86,833
Fair value of liabilities assumed              (1,597)              (4,954)
                                             --------             --------
Net cash used for acquisitions               $ 44,120             $ 81,879
                                             ========             ========

Both of the foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price associated with certain of the acquisitions has been determined by the Company based upon available information and is subject to further refinement. The operating results of the acquired companies have been included in the accompanying consolidated statements of income from the respective dates of acquisition.

The following unaudited pro forma results of operations give effect to the operations of the joint ventures and the entities acquired, sold and contributed to joint ventures in fiscal 1999 and 1998 as if the respective transactions had occurred at the beginning of the period presented (in thousands, except per share data):

                                                           THREE MONTHS
                                                              ENDED
                                                           SEPTEMBER 30
                                                               1997
                                                           ------------
Net operating revenue                                      $   385,712
Net income                                                      20,991
Earnings per common share:
   Basic                                                          0.28
   Diluted                                                        0.27

The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

4. NET ASSETS HELD FOR SALE

The Company is in the process of negotiating the sale of Park Medical Center and expects the sale to be completed in fiscal 1999. Accordingly, net assets held for sale have been classified as current assets.

5. INCOME TAXES

The income tax provision recorded for the three months ended September 30, 1998 and 1997 differs from the expected income tax provision due to permanent differences and the provision for state income taxes.

6. EARNINGS PER SHARE

In 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted EPS with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is similar to the previously reported fully diluted EPS. All prior periods have been restated to conform to SFAS No. 128 requirements.

7. CONTINGENCIES

Management continually evaluates contingencies based on the best available evidence and believes that provision for losses has been provided to the extent necessary.

Net Patient Service Revenue

Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for adjustments that may result from such routine audits and appeals.

Income Taxes

The Internal Revenue Service (IRS) is in the process of conducting examinations of the Company's federal income tax returns for the fiscal years ended June 30, 1993 through 1997. In the opinion of management, the ultimate outcome of the IRS examination will not have a material effect on the Company's results of operations or financial position.

Impact of Year 2000

As with most other industries, hospitals and affiliated health care entities use information systems that may misidentify dates beginning January 1, 2000 or earlier, thereby, resulting in system or equipment failures or miscalculations. Information systems include computer programs, building infrastructure components and computer-aided biomedical equipment. The Company's position is that it is not responsible for ensuring Year 2000 compliance by its managed hospitals, but the Company cannot provide assurance that its managed hospitals will not seek to hold it responsible, or that it will not ultimately be found liable, for any losses they incur arising out of the Year 2000 problem. The Company has a Year 2000 strategy for its owned hospitals that includes phases for education, inventory and assessment of applications and equipment at risk, conversion/remediation/replacement, validation and post-implementation. The Company can provide no assurances that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties or that the Company will not experience difficulties obtaining resources needed to make modifications to or replace the Company's affected systems and equipment. Failure by the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and its ability to provide health care services. Consequently, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.

Litigation

The Company currently, and from time to time, is expected to be subject to claims and suits arising in the ordinary course of business. The Company is not currently a party to any such proceeding which, in management's opinion, would have a material effect on the Company's results of operations or financial position.

False Claims Act Litigation

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

In August 1998, the government informed the Company that the investigation was prompted by allegations made by a former employee of a hospital managed by a Company subsidiary. The allegations concern the preparation of cost reports for Medicare and other government payment programs for all owned and managed hospitals of the Company during the period beginning in 1984 and continuing through 1997. At a meeting to discuss the case, held on September 24, 1998, the Company learned that the government would likely commence litigation under the False Claims Act on or about October 5, 1998. In October 1998, the government filed with the court its election to intervene in the qui tam lawsuit filed by the former employee under the False Claims Act in January 1993. In its present form, the complaint in this case presents a large number of complex factual and legal questions. The Company intends to look for ways to cooperate with the government in efficiently resolving this Litigation. If appropriate, the Company will try to reach a settlement of this case.

In May 1998, the Company learned that it is a named defendant in a separate qui tam case when it received a letter from a U.S. Attorney. The complaint alleges violations of Medicare laws governing the home health operations at two of the Company's hospitals. The complaint was filed under seal in June 1996 by a former employee who was discharged by the Company in April 1996. The purpose of the letter from the U.S. Attorney was to allow the Company an opportunity to evaluate the results of the government's investigation to date and to discuss with the government the allegations made in the complaint, prior to the government making a decision as to whether it will intervene as a plaintiff in the case. The lawsuit remains under seal for all other purposes. The Company is cooperating fully with the U.S. Attorney's Office. The Company has responded to requests for documents and made several of its employees available for interview. If any violation of the law is found, the Company intends to pursue an amicable settlement.

The Company cannot at this time predict the outcome of these cases or estimate their ultimate impact on the Company's business or operating results. If the outcome of either case were unfavorable, the Company could be subject to fines, penalties and damages and also could be excluded from Medicare and other government reimbursement programs. These and other results of these cases could have a material adverse effect on the Company's financial condition or results of operations.

Although the Company believes that it is in material compliance with the laws and regulations governing the Medicare and Medicaid programs, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

9. SUBSEQUENT EVENTS

Effective October 1, 1998, the Company acquired Columbia Medical Center of Baton Rouge in Louisiana. The Company is the majority partner and manager of the hospital.

Effective November 1, 1998, a majority-owned subsidiary of the Company and a subsidiary of Columbia/HCA Healthcare Corp. (Col/HCA) formed River Region Health System, a joint venture in Vicksburg, Mississippi. Col/HCA contributed Vicksburg Medical Center in exchange for a 35% equity interest in the joint venture. The Company's subsidiary and its existing physician partners contributed River Region Medical Corporation including a $31 million note receivable from the Company. The Company, through its subsidiary, has a 51% equity interest in the joint venture and is the manager. There will be working capital settlements to maintain the respective ownership interests of each party.

On October 23 and November 2, 1998, lawsuits were filed by separate stockholders in the United States District Court for the Middle District of Tennessee. In each Complaint, plaintiff seeks to represent a class of plaintiffs comprised of all individuals who purchased the Company's common stock from October 25, 1995 through October 21, 1998, exclusive of insiders of the Company and their immediate families. Both Complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder by recklessly reporting in filings with the Securities and Exchange Commission and in releases disseminated to the investing public during the class period financial results that were materially overstated and that were not presented in accordance with generally accepted accounting principles. Plaintiffs specifically allege that, as a result of a company-wide scheme to overbill the Medicare and Medicaid programs, the Company's net accounts receivable, net operating revenue, net patient service revenue, net income, and net income per common share during the class period were materially overstated and were not in compliance with generally accepted accounting principles. The Company intends to defend vigorously the claims and allegations in these actions.

On November 2, 1998, a lawsuit was filed against the Company, all of its current directors and two former directors in the United States District Court for the Northern District of Alabama. The Complaint asserts four claims: a shareholders' derivative claim for breach of fiduciary duty, a shareholders' derivative claim for violations of the Racketeer Influenced and Corrupt Organizations Act, a shareholders' derivative claim for injunctive relief, and a purported class action claim for breach of fiduciary duty. As the basis for each of these claims, plaintiff alleges that the defendants intentionally or negligently failed to make sure that the Company was in compliance with applicable Medicare and Medicaid reimbursement laws. All of the defendants plan to vigorously defend this litigation.

In August 1998, the Board of Directors authorized the repurchase of up to 3,000,000 shares of common stock. In October 1998, the Board of Directors authorized the repurchase of up to 5,000,000 additional shares of common stock. Shares purchased under the program may be used, among other purposes, to offset the effects of the Company's stock-based employee benefit plans. As of November 11, 1998, the Company repurchased 3,585,000 million shares for an aggregate purchase price of $48.1 million. All such shares were purchased in open market transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following management's discussion and analysis in this quarterly report contains "forward looking statements." These are statements about Quorum's(1) current expectations or forecasts of future events. Some examples would be comments about future operating results, future acquisitions, future financial performance and the outcome of contingencies such as litigation. The Company from time to time will also make forward looking statements in other written materials and in oral statements to the public. Forward looking statements use words such as "anticipate," "believe," "expect," "intend," "plan," "project" and words of similar meaning in discussions which do not involve simply reporting historical or current facts. The Company does not promise to update any forward looking statement. Forward looking statements made by the Company may turn out to be wrong. Actual results may differ materially. Forward looking statements depend on assumptions which may prove incorrect and on risks and facts which the Company may not know. As permitted by the Private Securities Litigation Reform Act of 1995, in the following discussion and analysis the Company has identified a number of risks and uncertainties. These are factors which the Company believes could cause actual results to differ materially from historical and expected results. These are not the only factors which may be important.

         On October 22, 1998, the Company issued a press release in which the Company said it expected its operating results for fiscal 1999 to be below its earlier expectations. The Company attributes these lowered expectations to several factors. The most important of these are (1) the failure of hospitals purchased in calendar 1998 to positively impact the Company's results of operations; (2) the inability of hospitals previously owned to improve their operating results as much as budgeted; (3) the poor performance of Park Medical Center in Columbus, Ohio; (4) limits on revenue growth resulting from changes in Medicare reimbursement arising out of the Balanced Budget Act; and (5) the completion of only two hospital purchases in fiscal 1998.

IMPACT OF ACQUISITIONS, JOINT VENTURES AND SALES

         During the three months ended September 30, 1998, the Company acquired one hospital and affiliated health care entities. During fiscal 1998, the Company acquired two hospitals and affiliated health care entities, contributed three hospitals in exchange for equity interests in joint ventures that own and operate seven hospitals and sold its remaining interest in a Nebraska hospital.

         Effective October 1, 1998, the Company acquired Columbia Medical Center of Baton Rouge in Louisiana. The Company is the majority partner and manager of the hospital. Effective November 1, 1998, a majority-owned subsidiary of the Company and a subsidiary of Columbia/HCA Healthcare Corp. (Col/HCA) formed River Region Health System, a joint venture in Vicksburg, Mississippi. Col/HCA contributed Vicksburg Medical Center in exchange for a 35% equity interest in the joint venture. The Company's subsidiary and its existing physician partners contributed River Region Medical Corporation including a $31 million note receivable from the Company. The

-----------------
(1) The term "Quorum" or "the Company" as used herein refers to Quorum Health Group, Inc. and its direct and indirect subsidiaries, unless otherwise stated or indicated by context. The term "subsidiaries" as used herein also means affiliated partnerships and affiliated limited liability companies.

Company, through its subsidiary, has a 51% equity interest in the joint venture and is the manager. There will be working capital settlements to maintain the respective ownership interests of each party.

         The Company regularly evaluates the performance of each of its owned hospitals in light of its business strategies. The Company is always looking for ways that its hospitals can better contribute to health care delivery in their communities while improving shareholder value. The Company is in the process of negotiating the sale of Park Medical Center and expects the sale to be completed in fiscal 1999. Accordingly, net assets held for sale have been classified as current assets. The Company expects its operating margin and results of operations to be adversely affected by Park Medical Center until the sale is completed. Sales of hospitals such as Park Medical Center are inherently difficult. Therefore the timing and ultimate price of the sale cannot be assured.

         Because of the financial impact of the acquisitions, joint ventures and sales, it is difficult to make meaningful comparisons between the Company's financial statements for the fiscal periods presented. In addition, due to the current number of owned hospitals, each additional hospital acquisition can affect the overall operating margin or results of operations of the Company. During a transition period after the acquisition of a hospital, the Company has typically taken a number of steps to lower operating costs. The impact of such actions can be partially offset by cost increases to expand the hospital's services, strengthen its medical staff and improve its market position. The benefits of these investments and of other activities to improve operating margins may not occur immediately. Additionally, operations at acquired hospitals may deteriorate before or after the purchase date. This may be a result of physician practice patterns, loss of physicians, local management focus or turnover.

         The financial performance of the Company's acquisitions completed in February and July 1998 adversely affected the Company's operating margin and results of operations during the three months ended September 30, 1998. Furthermore, the Company expects that its 1998 acquisitions already completed and acquisitions it now expects to complete in fiscal 1999 will continue to reduce its operating margins and results of operations during the three months ended December 31, 1998. There is a significant risk that the financial performance of these acquisitions may not improve to the extent necessary to positively impact the Company's results of operations for the remainder of fiscal 1999. Acquired facilities must show improved operating results more quickly than in the past for the Company to achieve its historical growth targets. Additionally, as the Company grows, it depends on a greater volume of acquisitions, or acquisitions of a larger size, to achieve its growth targets.

SELECTED OPERATING STATISTICS - OWNED HOSPITALS

         The following table sets forth certain operating statistics for the Company's owned hospitals for each of the periods presented. The results of the owned hospitals for the three months ended September 30, 1998 include three months of operations for eighteen hospitals, the Las Vegas joint ventures and the Macon joint venture and excludes the hospital sold and the three hospitals contributed to the joint ventures. The results of the owned hospitals for the three months ended September 30, 1997 include three months of operations for nineteen hospitals and a partial period for one hospital acquired during such period.

                                                                         Three Months
                                                                      Ended September 30
                                                             -------------------------------------
                                                               1998                         1997
                                                             --------                     --------
Number of hospitals at end of period                               18                           20
Licensed beds at end of period                                  4,217                        4,410
Beds in service at end of period                                3,461                        3,656
Admissions                                                     30,522                       32,066
Average length of stay (days)                                     5.5                          5.5
Patient days                                                  168,994                      176,030
Adjusted patient days                                         295,678                      291,182
Occupancy rates (average licensed beds)                          44.0%                        44.8%
Occupancy rates (average beds in service)                        53.7%                        54.2%
Gross inpatient revenues (in thousands)                      $351,963                     $389,614
Gross outpatient revenues (in thousands)                     $263,844                     $254,870

RESULTS OF OPERATIONS

         The table below reflects the percentage of net operating revenue represented by various categories in the Condensed Consolidated Statements of Income and the percentage change in the related dollar amounts. The results of operations for the periods presented include hospitals from their acquisition dates as discussed above.

                                                        Three Months                     Percentage
                                                           Ended                          Increase
                                                        September 30                     (Decrease)
                                                 ---------------------------              of Dollar
                                                 1998                  1997                Amounts
                                                 -----                 -----               -------
Net operating revenue                            100.0%                100.0%                 (.9)%
Operating expenses (1)                            82.7                  82.6                 (2.4)
Equity in earnings of affiliates                  (1.4)                   --               (100.0)
                                                 -----                 -----                -----
EBITDA (2)                                        18.7                  17.4                  6.5
Depreciation and amortization                      5.5                   5.5                  (.9)
Interest                                           2.3                   2.6                (11.9)
Minority interest                                   .2                    .3                (49.8)
                                                 -----                 -----                -----
Income before income taxes                        10.7                   9.0                 18.2
Provision for income taxes                         4.2                   3.6                 16.4
                                                 -----                 -----                -----
Net income                                         6.5%                  5.4%                19.3%
                                                 =====                 =====                =====

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

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         The Company's net operating revenue was $389.4 million for the three months ended September 30, 1998, compared to $392.8 million for the comparable period of fiscal 1998, a decrease of $3.4 million or 0.9%. This decrease was attributable to, among other things, the transfer of three hospitals to joint ventures (which are accounted for by the equity method), the sale of the Nebraska hospital, the effect of the Balanced Budget Act of 1997 (the Budget
Act) including its impact on home health and skilled nursing facility revenues and increased managed care and charity care discounts. The Company's net operating revenue decrease was partially offset by an increase in net revenue due to three hospital acquisitions during fiscal 1999 and 1998, a 1.2% increase in revenue generated by hospitals owned during both periods (calculated by comparing the same periods in both fiscal periods for hospitals owned for one year or more), including additional revenues from estimated settlements with third-party payors, and a 3% increase in management services revenue. If the net revenues for the three months ended September 30, 1997 were recast to reflect the earnings for the hospitals contributed to the joint ventures using the equity method of accounting and excluding the hospital sold, consolidated net revenues would have increased 15.9%.

         Operating expenses as a percent of net operating revenue increased to 82.7% for the three months ended September 30, 1998 from 82.6% for the three months ended September 30, 1997. Operating expenses as a percentage of net operating revenue for the Company's owned hospitals increased to 83.3% for the three months ended September 30, 1998 from 83.1% for the three months ended September 30, 1997. For the Company's hospitals owned during both periods, operating expenses as a percentage of net operating revenue decreased to 81.5% for the three months ended September 30, 1998 from 82.4% for the three months ended September 30, 1997. The decrease was primarily attributable to a relative reduction in salaries and benefits expense, supplies and bad debt expense. Equity in earnings of affiliates, which was primarily attributable to the Las Vegas and Macon operations, represented 1.4% of the Company's net operating revenue for the three months ended September 30, 1998.

         EBITDA as a percent of net operating revenue was 18.7% for the three months ended September 30, 1998 compared to 17.4% for the three months ended September 30, 1997. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 18.2% for the three months ended September 30, 1998 compared to 16.9% for the three months ended September 30, 1997. EBITDA as a percent of net operating revenue for the Company's hospitals owned during both periods was 18.5% for the three months ended September 30, 1998 compared to 17.6% for the three months ended September 30, 1997. EBITDA as a percent of net operating revenue for the Company's management services business was 23.7% for the three months ended September 30, 1998 compared to 22.4% for the three months ended September 30, 1997. If EBITDA for the three months ended September 30, 1997 were recast to reflect the earnings for the hospitals contributed to the joint ventures using the equity method of accounting and excluding the hospital sold, consolidated EBITDA would have increased 15.9%.

         Depreciation and amortization expense as a percent of net operating revenue was 5.5% for the three months ended September 30, 1998 and September 30, 1997. Interest expense as a percent of net operating revenue decreased to 2.3% for the three months ended September 30, 1998 from 2.6% for the three months ended September 30, 1997 due to termination of two interest rate swap agreements, repayments of bank debt with cash flow generated from operations and a reduction in interest rates. Minority interest expense as a percent of net operating revenue decreased to 0.2% for the three months ended September 30, 1998 from 0.3% for the three months ended September 30, 1997 which was primarily attributable to the sale of the Nebraska hospital. The provision for income taxes as a percent of net operating revenue increased to 4.2% for the three months ended September 30, 1998 from 3.6% for the three months ended September 30, 1997 which was primarily attributable to the increase in pretax income.

         Net income as a percent of net operating revenue was 6.5% for the three months ended September 30, 1998 compared to 5.4% for the three months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had working capital of $218.7 million, including cash of $11.6 million. The ratio of current assets to current liabilities was 2.2 to 1.0 at September 30, 1998 and June 30, 1998.

         The Company's cash requirements excluding acquisitions have historically been funded by cash generated from operations. Cash generated from operations was $31.0 million and $31.3 million for the three months ended September 30, 1998 and 1997, respectively. The decrease is primarily due to the funding of working capital for the first quarter fiscal 1999 acquisition.

         The complexity of the Medicare and Medicaid regulations, increases in managed care, hospital personnel turnover, including business office managers, hospital and Medicare intermediary computer system conversions, dependence of hospitals on physician documentation of medical records, and the subjective judgment involved complicates billing and collections of accounts receivable by hospitals. There can be no assurance that this complexity will not negatively impact the Company's future cash flow or results of operations.

         Capital expenditures excluding acquisitions for the three months ended September 30, 1998 and 1997 were $31.0 million and $31.6 million, respectively. Capital expenditures may vary from year to year depending on facility improvements and service enhancements undertaken by the owned hospitals. The Company is constructing a replacement hospital and two medical office buildings in Florence, South Carolina with capital expenditures of approximately $11 million for the three months ended September 30, 1998 and a total project cost of approximately $100 million. In fiscal 1999, excluding acquisitions, the Company expects to make capital expenditures from $125 million to $150 million, including costs of approximately $40 million for the Carolinas construction project.

         During the three months ended September 30, 1998, cash used for acquisitions was $44.1 million. The Company acquired one hospital and affiliated health care entities. During fiscal 1998, cash used for acquisitions was $131.7 million. The Company acquired two hospitals and affiliated health care entities, contributed three hospitals in exchange for equity interests in joint ventures and sold its remaining interest in a Nebraska hospital.

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

         In August 1998, the Board of Directors authorized the repurchase of up to 3,000,000 shares of common stock. In October 1998, the Board of Directors authorized the repurchase of up to 5,000,000 additional shares of common stock. Shares purchased under the program may be used, among other purposes, to offset the effects of the Company's stock-based employee benefit plans. As of November 11, 1998 the Company repurchased 3,585,000 million shares for an aggregate purchase price of $48.1 million. All such shares were purchased in open market transactions.

         At November 10, 1998, the Company had $272.1 million available under its $850.0 million revolving credit facility and $91.2 million available under its $150.0 million ELLF agreement.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains 50%-75% of its debt as fixed rate in nature either by borrowing on a long-term basis or entering into interest rate swap transactions. The interest rate swap agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. The interest rate swap agreements do not constitute positions independent of the underlying exposures. The Company's policy is to not hold or issue derivative instruments for trading purposes and to not be a party to any instruments with leverage features. Certain swap agreements allow the counterparty a one-time option at the end of the initial term to cancel the agreement or a one-time option at the end of the initial term to extend the swaps for an incremental period of up to five years. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For the three months ended September 30, 1998 and 1997, the Company received a weighted average rate of 5.7% and 5.8% and paid a weighted average rate of 5.8% and 6.1%, respectively.

         The table below presents information about the Company's market-sensitive financial instruments, including long-term debt and interest rate swaps as of September 30, 1998. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date (assuming the options to extend are not exercised) and weighted average interest rates based on rates in effect at September 30, 1998. The fair values of long-term debt and interest rate swaps were determined based on quoted market prices at September 30, 1998 for the same or similar debt issues.


                    Maturity Date, Fiscal Year Ending June 30

                                                                                                                 Sept. 30,
                                                                                                                   1998
                                                                                          There-               Fair Value of
(Dollars in millions)            1999        2000        2001       2002       2003       after      Total      Liabilities
                               --------    --------    --------    -------    ------    --------    --------    -----------
Long-term debt:
Fixed rate long-term debt      $    0.8    $    0.9    $    0.7    $   0.6    $  0.6    $  152.2    $  155.8      $  155.4
Average interest rates              7.6%        7.6%        7.7%       7.7%      7.7%        8.7%
Variable rate long-term
 debt                                                              $ 504.8                          $  504.8      $  504.8
Average interest rates                                                 6.0%

Interest rate swaps:
Pay fixed/receive
 variable notional amounts     $  100.0                                      $ 400.0                $  500.0       $  27.8
Average pay rate                    4.9%                                         5.9%
Average receive rate                5.3%                                         5.5%

YEAR 2000 ISSUES

         The "Year 2000 problem" describes computer programs which use two rather than four digits to define the applicable year. These programs are present in software applications running on desktop computers and network servers. These programs are also present in microchips and microcontrollers incorporated into equipment. The Company's computer hardware and software, building infrastructure components (e.g. alarm systems and HVAC systems) and medical devices that are date sensitive may contain programs with the Year 2000 problem. If uncorrected, the problem could result in computer system and program failures or equipment and medical device malfunctions that could result in a disruption of business operations or affect patient diagnosis and treatment. The Company purchases from others substantially all of the software it uses.

         The Company's Year 2000 strategy is led by its Vice President of Corporate Services. In July 1998, the Company retained an external firm to provide consulting services and to assist the Company in implementing its Year 2000 strategy. The Company also has a Year 2000 steering committee to assist in coordinating the Year 2000 implementation. The Company's Year 2000 strategy addresses hospitals it owns and those it manages.

Managed Hospitals

         The Company is recommending to the owners of the managed hospitals that the owners of each managed hospital establish an oversight committee of local board members. The Company also has developed educational materials to inform the owners of the hospitals it manages about the Year 2000 problem. The Company intends to monitor the progress of the response by the hospitals it manages to the Year 2000 problem. The Company also intends to identify additional third-party resources which the managed hospitals may use to assist them in addressing the Year 2000 problem.

         The Company's position is that it is not responsible for ensuring
Year 2000 compliance by its managed hospitals. The Company can provide no assurance, however, that its managed hospitals will not seek to hold it responsible for losses they incur arising out of the Year 2000 problem. Nor can the Company provide assurance that it will not ultimately be found liable for such losses, if they occur, which may be material.

         The Company does not know the status of remediation efforts at its managed hospitals. Therefore, the Company is not able to evaluate the most reasonably likely Year 2000 worst case scenario for managed hospitals. Because the Company provides only management services, it does not pay expenses of the hospitals it manages and, therefore, does not expect to incur any significant Year 2000 remediation costs for its managed hospitals.

Owned Hospitals and Corporate Office

         The Company has a Year 2000 strategy for its owned hospitals that includes phases for education, inventory and assessment of applications and equipment at risk, conversion/remediation/replacement, validation and post-implementation. The Company's strategy also includes development of contingency plans to address potential disruption of operations arising from the Year 2000 problem. Park Medical Center is not included in these plans, since it is an asset held for sale.

Education

         The Company has substantially completed the education phase of its Year 2000 strategy. Education will continue to be provided throughout the Year 2000 implementation process.

Financial Application Software and Hardware - Owned Hospitals

         The Company has completed an initial assessment of financial application software used in its owned hospitals in such areas as patient accounting and financial reporting. Nine hospitals have been advised by the manufacturers of its financial software systems that such software is substantially Year 2000 compliant. Three owned hospitals are scheduled to convert by September 1999 to a financial software system which is represented by the manufacturer to be Year 2000 compliant. The Company has scheduled upgrades for the remaining six hospitals to be completed by June 1999.

Clinical and Other Software and Hardware - Owned Hospitals

         With respect to other software and related computer equipment, such as patient care and ancillary software, the owned hospitals are in the inventory and assessment stage. The Company expects the inventory and assessment to be completed by February 1999 and intends for critical remediation to be substantially completed by September 1999.

Biomedical Equipment and Building Infrastructure - Owned Hospitals

         The Company is in the inventory and assessment phase of its analysis of owned hospital systems such as biomedical equipment and building infrastructure components. The Company anticipates completing this phase by February 1999. The Company plans to use an outside vendor for its initial assessment of biomedical equipment. This is scheduled to be completed in January 1999. Because the Company has not completed the inventory and assessment phase, it is unable to establish an estimated date for completing subsequent phases with respect to equipment and infrastructure in its owned hospitals. The hospitals plan to schedule the remaining Year 2000 dates for biomedical equipment after the vendor information is received.

Corporate Office

         The Company believes that its corporate office network is substantially Year 2000 compliant. The Company has been advised by the manufacturer of its corporate office financial software applications that such software is substantially Year 2000 compliant. The Company's management services business is scheduled to convert to compliant financial software applications by June 1999. The Company has substantially completed the inventory, remediation and validation phases with respect to other corporate office computer equipment (such as desktop computers) and the corporate office building infrastructure. The Company is currently validating its other corporate office computer software and management services computer software and equipment in satellite offices and intends for critical remediation to be substantially completed by February 1999.

Costs

         The Company believes that Year 2000-related remediation costs incurred through September 30, 1998 have not been material to its results of operations. The Company's consultants have initially estimated the total costs to be incurred for completion of its Year 2000 strategy between $16 million and $37 million. This estimate is primarily based on industry averages and excludes costs associated with the accelerated purchase of financial application software and hardware upgrades and conversions. Approximately half is estimated to be capital costs and half is estimated to be operating costs. The Company earmarked a portion of its current year capital budget as contingency funds and expects that substantially all of the capital costs can be accommodated within the current budget. Most of the estimated additional operating costs were not budgeted as separate Year 2000 expenses given the early and tentative nature of the estimates. The Company is reviewing to what extent existing resources can be reallocated to the Year 2000 problem and how otherwise to fund these operating costs. All cost estimates are preliminary and are expected to be revised as the project progresses.

Reliance on Third Parties

         The Company relies heavily on third parties in operating its business. In addition to its reliance on software, hardware and other equipment vendors to verify Year 2000 compliance of their products, the Company also depends on (i) fiscal intermediaries which process claims and make payments for the Medicare program, (ii) insurance companies, HMO's and other private payors, (iii) utilities which provide electricity, water, natural gas and telephone services and (iv) vendors of medical equipment, supplies and pharmaceuticals used in patient care. As a part of its Year 2000 strategy, the Company intends to seek assurances from these parties that their services and products will not be interrupted or malfunction due to the Year 2000 problem. Failure of some or all of these third parties to resolve their Year 2000 issues could have a material adverse effect on the Company's results of operations and ability to provide health care services at certain owned hospitals. The Company is coordinating closely with its trade associations and other parties to monitor HCFA's progress toward Year 2000 compliance.

Contingency Plans

         The Company intends to complete its initial contingency plan by June

1999. Each of the Company's owned hospitals has a disaster plan which will be reviewed as a part of the Company's contingency planning process and supplemented as necessary to accomodate Year 2000 compliancy issues. These disaster plans are designed to enable the hospital to continue to function during natural disasters and other crises. The plans also have contingencies for moving patients to other facilities if the hospital is not able to continue to care for them. In some cases, the Company may not be able to develop contingency plans which allow the hospital to continue to operate. For example, the affected hospital may not be able to secure supplies of fuel to operate its backup generators if electrical supplies fail for an extended period.

Risks of Year 2000 Issues

         The Company believes today that the most reasonably likely worst case scenario will involve (1) malfunctions in clinical computer software and hardware at owned hospitals, (2) malfunctions in biomedical equipment at owned hospitals, (3) temporary disruptions in delivery of medical supplies and utility services to owned hospitals and (4) temporary disruptions in payments, especially payments from Medicare and other government programs. The Company expects these events will result in increased expense as the affected hospital(s) refer tests and other procedures to other parties, access alternative suppliers and increase staffing to assure adequate patient care. These events may also cause lost revenue for procedures which its hospitals are unable to perform. For example, a hospital will suspend a service if Year 2000 compliant equipment required for that service is unavailable. Disruptions in payments will adversely affect the Company's cash flow.

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

         The Company's Year 2000 readiness program is an ongoing process and the risk assessments and estimates of costs and completion dates for various phases of the program are subject to change. The cost of the Year 2000 program and the dates on which the Company believes the phases of the program will be completed are based on management's best estimates, which were derived using numerous assumptions of future events. Factors that could cause such changes include, among other things, availability of qualified personnel and consultants, the actions of third parties and material changes in governmental regulations. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

GENERAL

         The federal Medicare program and state Medicaid programs accounted for approximately 55% of gross patient service revenue for the years ended June 30, 1998 and 1997. The payment rates under the Medicare program for inpatients are prospective, based upon the diagnosis of a patient.

         Under the Budget Act, there were no increases in the inpatient operating payment rates to acute care hospitals for services through September 30, 1998. Inpatient operating payment rates were increased 0.5% effective October 1, 1998 through September 30, 1999 and subsequent increases are expected to be less than inflation. The Budget Act reduced inpatient capital payments in the aggregate by approximately 15% effective October 1, 1997. Payments for Medicare outpatient services, home health services and skilled nursing facility services historically have been paid based on costs, subject to certain adjustments and limits. The Budget Act requires that the payment for those services be converted to prospective payment systems (PPS). PPS for skilled nursing facilities began for cost reporting periods beginning on and after July 1, 1998. However, the implementation of PPS for outpatient and home health has been delayed. The Company expects a reduction in payments for outpatient and home health in the interim period prior to implementation of PPS and skilled nursing facility services under PPS. The number of home health visits has declined for both the industry and the Company. The Budget Act has and is expected to continue to reduce the Company's ability to maintain its historical rate of net revenue growth and operating margins. The Budget Act and further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and the Company. The Company expects continuing pressure to limit expenditures by governmental health care programs.

         The Company is continuing to experience an increase in managed care. An increasing number of payors are actively negotiating amounts paid to hospitals, which are typically lower than their standard rates. Additionally, some managed care payors pay less than the negotiated rate which, if undetected, results in lower net revenues. The trend toward managed care, including indemnity insurance and employer plans which pay less than full charges, health maintenance organizations, preferred provider organizations and various other forms of managed care, may adversely affect the Company's ability to maintain its historical rate of net revenue growth and operating margins.

         The Company's acute care hospitals, like most acute care hospitals in the United States, have significant unused capacity. The result is substantial competition for patients and physicians. Inpatient utilization continues to be negatively affected by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. The Company expects increased competition and admission constraints to continue in the future. The ability to successfully respond to these trends, as well as spending reductions in governmental health care programs, will play a significant role in determining the Company's ability to maintain its historical rate of net revenue growth and operating margins.

         The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals was approximately 42.8% and 39.5% of gross patient service revenue for the three months ended September 30, 1998 and 1997, respectively.

         The Company's historical financial trend has been favorably impacted by the Company's ability to successfully acquire acute care hospitals. The Company believes that trends in the health care industry described above may create possible future acquisition opportunities. The Company faces competition in acquiring hospitals from a number of well-capitalized organizations. Many states have implemented new review processes by the Attorneys General of not-for profit hospital acquisitions, resulting in delays to close an acquisition. Additionally, some hospitals are sold through an "auction" process, which may result in higher purchase prices being paid by competitors for those properties than the Company believes are reasonable. The Year 2000 problem may reduce the number of suitable hospital acquisition candidates. As the Company grows, it depends on a greater volume of acquisitions, or acquisitions of a larger size, to achieve its growth targets. There can be no assurances that the Company can continue to maintain its current growth rate through hospital acquisitions and the successful integration of hospitals into its system. The financial performance of the Company's recent acquisitions have adversely affected the Company's operating margin and results of operations and are expected to continue to do so in the near-term.

         The Company's owned hospitals accounted for 91% of the Company's net operating revenue for the three months ended September 30, 1998 and 1997. For the three months ended September 30, 1998, the Dothan, Alabama and Ft. Wayne, Indiana markets accounted for approximately 30% of the Company's owned hospital revenue and 39% of the Company's owned hospital EBITDA. Due to the current number of owned hospitals, changes in any individual market can affect the overall operating results of the Company. Furthermore, concentration of results of operations in the Dothan, Alabama and Fort Wayne, Indiana markets increases the risks that adverse developments at these facilities will have a material adverse effect on the Company's operations or financial condition.

         The Company must prepare its financial statements in accordance with generally accepted accounting principles. This means that the Company must make estimates and assumptions which affect the amounts it reports in its financial statements. For example, net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under agreements with third-party payors. Settlements are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The timing and amount of these changes in estimates may cause fluctuations in the Company's quarterly or annual operating results.

         The IRS is in the process of conducting examinations of the Company's federal income tax returns for the fiscal years ended June 30, 1993 through 1997. In the opinion of management, the ultimate outcome of the IRS examination will not have a material effect on the Company's results of operations or financial position.

         The Company currently, and from time to time, expects to be subject to claims and suits arising in the ordinary course of business. Except as described below, the Company is not currently a party to any such proceeding which, in management's opinion, would have a material effect on the Company's results of operations or financial position.

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

         In August 1998, the government informed the Company that the investigation was prompted by allegations made by a former employee of a hospital managed by a Company subsidiary. The allegations concern the preparation of cost reports for Medicare and other government payment programs for all owned and managed hospitals of the Company during the period beginning in 1984 and continuing through 1997. At a meeting to discuss the case, held on September 24, 1998, the Company learned that the government would likely commence litigation under the False Claims Act on or about October 5, 1998. In October 1998, the government filed with the court its election to intervene in the qui tam lawsuit filed by the former employee under the False Claims Act in January 1993. In its present form, the complaint in this case presents a large number of complex factual and legal questions. The Company intends to look for ways to cooperate with the government in efficiently resolving this litigation. If appropriate, the Company will try to reach a settlement of this case.

         In May 1998, the Company learned that it is a named defendant in a separate qui tam case when it received a letter from a U.S. Attorney. The complaint alleges violations of Medicare laws governing the home health operations at two of the Company's hospitals. The complaint was filed under seal in June 1996 by a former employee who was discharged by the Company in April 1996. The purpose of the letter from the U.S. Attorney was to allow the Company an opportunity to evaluate the results of the government's investigation to date and to discuss with the government the allegations made in the complaint, prior to the government making a decision as to whether it will intervene as a plaintiff in the case. The lawsuit remains under seal for all other purposes. The Company is cooperating fully with the U.S. Attorney's Office. The Company has responded to requests for documents and made several of its employees available for interview. If any violation of law is found, the Company intends to pursue an amicable settlement.

         The Company cannot at this time predict the outcome of these cases or estimate their ultimate impact on the Company's business or operating results. If the outcome of either case were unfavorable, the Company could be subject to fines, penalties and damages and also could be excluded from Medicare and other government payment programs. These and other results of these cases could have a material adverse effect on the Company's financial condition or results of operations.

         On October 23 and November 2, 1998, lawsuits were filed by separate stockholders in the United States District Court for the Middle District of Tennessee. In each Complaint, plaintiff seeks to represent a class of plaintiffs comprised of all individuals who purchased the Company's common stock from October 25, 1995 through October 21, 1998, exclusive of insiders of the Company and their immediate families. Both Complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder by recklessly reporting in filings with the Securities and Exchange Commission and in releases disseminated to the investing public during the class period financial results that were materially overstated and that were not presented in accordance with generally accepted accounting principles. Plaintiffs specifically allege that, as a result of a company-wide scheme to overbill the Medicare and Medicaid programs, the Company's net accounts receivable, net operating revenue, net patient service revenue, net income, and net income per common share during the class period were materially overstated and were not in compliance with generally accepted accounting principles. The Company intends to defend vigorously the claims and allegations in these actions.

         On November 2, 1998 a lawsuit was filed against the Company, all of its current directors and two former directors in the United States District Court for the Northern District of Alabama. The Complaint asserts four claims: a shareholders' derivative claim for breach of fiduciary duty, a shareholders' derivative claim for violations of the Racketeer Influenced and Corrupt Organizations Act, a shareholders' derivative claim for injunctive relief, and a purported class action claim for breach of fiduciary duty. As the basis for each of these claims, plaintiff alleges that the defendants intentionally or negligently failed to make sure that the Company was in compliance with applicable Medicare and Medicaid reimbursement laws. All of the defendants plan to vigorously defend this litigation.

         In 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted EPS with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is similar to the previously reported fully diluted EPS. All prior periods have been restated to conform to SFAS No. 128 requirements.

         In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting standards for operating segment information disclosed in annual financial statements and in interim financial reports issued to shareholders. Under existing accounting standards, the Company has reported its operations as one line of business because substantially all of its revenues and operating profits have been derived from its acute care hospitals, affiliated health care entities and health care management services. The Company will adopt SFAS No. 131 beginning with its fiscal year ending June 30, 1999 and is presently evaluating the new standard to determine its effect, if any, on the way the Company might report its operations in the future.

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

ITEM 1. LEGAL PROCEEDINGS.

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

         In August 1998, the government informed the Company that the investigation was prompted by allegations made by a former employee of a hospital managed by a Company subsidiary. The allegations concern the preparation of cost reports for Medicare and other government payment programs for all owned and managed hospitals of the Company during the period beginning in 1984 and continuing through 1997. At a meeting to discuss the case, held on September 24, 1998, the Company learned that the government would likely commence litigation under the False Claims Act on or about October 5, 1998. In October 1998, the government filed with the court its election to intervene in the qui tam lawsuit filed by the former employee under the False Claims Act in January 1993. In its present form, the complaint in this case presents a large number of complex factual and legal questions. The Company intends to look for ways to cooperate with the government in efficiently resolving this Litigation. If appropriate, the Company will try to reach a settlement of this case.

         In May 1998, the Company learned that it is a named defendant in a separate qui tam case when it received a letter from a U.S. Attorney. The complaint alleges violations of medicare laws governing the home health operations at two of the Company's hospitals. The complaint was filed under seal in June 1996 by a former employee who was discharged by the Company in April 1996. The purpose of the letter from the U.S. Attorney was to allow the Company an opportunity to evaluate the results of the government's investigation to date and to discuss with the government the allegations made in the complaint, prior to the government making a decision as to whether it will intervene as a plaintiff in the case. The lawsuit remains under seal for all other purposes. The Company is cooperating fully with the U.S. Attorney's Office. The Company has responded to requests for documents and made several of its employees available for interview. If any violation of the law is found, the Company intends to pursue an amicable settlement.

         The Company cannot at this time predict the outcome of these cases or estimate their ultimate impact on the Company's business or operating results. If the outcome of either case were unfavorable, the Company could be subject to fines, penalties and damages and also could be excluded from Medicare and other government reimbursement programs. These and other results of these cases could have a material adverse effect on the Company's financial condition or results of operations.

         On October 23 and November 2, 1998, lawsuits were filed by separate stockholders in the United States District Court for the Middle District of Tennessee. In each complaint, plaintiff seeks to represent a class of plaintiffs comprised of all individuals who purchased the Company's Common Stock from October 25, 1995 through October 21, 1998, exclusive of insiders of the Company and their immediate families. Both complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder by recklessly reporting in filings with the Securities and Exchange Commission and in releases disseminated to the investing public during the class period financial results that were materially overstated and that were not presented in accordance with generally accepted accounting principles. Plaintiffs specifically allege that, as a result of a company-wide scheme to overbill the Medicare and Medicaid programs, the Company's net accounts receivable, net operating revenue, net patient service revenue, net income and net income per common share during the class period were materially overstated and were not in compliance with generally accepted accounting principles. The Company intends to defend vigorously against the claims and allegations in these actions.

         On November 2, 1998 a lawsuit was filed against the Company, all of its current directors and two former directors in the United States District Court for the Northern District of Alabama. The Complaint asserts four claims: a shareholders' derivative claim for breach of fiduciary duty, a shareholders' derivative claim for violations of the Racketeer Influenced and Corrupt Organizations Act, a shareholders' derivative claim for injunctive relief, and a purported class action claim for breach of fiduciary duty. As the basis for each of these claims, plaintiff alleges that the defendants intentionally or negligently failed to make sure that the Company was in compliance with applicable Medicare and Medicaid reimbursement laws. All of the defendants plan to vigorously defend this litigation.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The exhibits filed as part of this Report are listed in the Index to Exhibits immediately following the signature page.

         (b) Reports on Form 8-K. A Report on Form 8-K was filed with the Commission on August 28, 1998, to report that the Company had been authorized by its Board of Directors to repurchase up to 3 million shares of the Company's Common Stock. A copy of the related press release dated August 26, 1998, was filed as an exhibit to the Report.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            QUORUM HEALTH GROUP, INC.



Date: November 13, 1998                     By: /s/ Steve B. Hewett
                                                --------------------------------
                                                Steve B. Hewett
                                                Vice President (Chief
                                                Financial Officer)

                                  Exhibit Index




Exhibit No.
-----------


   27       Financial Data Schedule (for SEC use only)