Form 10-Q
period 1998-12-31
QUORUM HEALTH GROUP INC
filed 1999-02-16
CIK 854694

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1998

                                       OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from       to

                        Commission file number 33-31717-A


                            QUORUM HEALTH GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        62-1406040
------------------------                             ----------------
(State of incorporation)                             (I.R.S. Employer
                                                     Identification No.)

                103 Continental Place, Brentwood, Tennessee 37027
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (615) 371-7979
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----      -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at February 10, 1999
-----                                           --------------------------------
Common Stock, $.01 Par Value                             72,281,990 Shares

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            THREE MONTHS
                                                                          ENDED DECEMBER 31
                                                                  ----------------------------------
                                                                     1998                    1997
                                                                  ---------               ----------
Revenue:
     Net patient service revenue                                  $  349,335               $  373,503
     Hospital management/professional services                        20,798                   19,743
     Reimbursable expenses                                            15,944                   15,649
                                                                  ----------               ----------
Net operating revenue                                                386,077                  408,895

Salaries and benefits                                                169,610                  162,947
Reimbursable expenses                                                 15,944                   15,649
Supplies                                                              56,044                   55,338
Fees                                                                  38,324                   37,479
Other operating expenses                                              38,754                   33,302
Provision for doubtful accounts                                       32,887                   29,474
Equity in earnings of affiliates                                      (4,942)                      --
Depreciation and amortization                                         23,134                   22,533
Interest                                                              12,743                   10,859
Write-down of assets and investigation and
     litigation related costs                                         30,976                       --
Minority interest                                                     (5,167)                     832
                                                                  ----------               ----------

Income (loss) before income taxes                                    (22,230)                  40,482
Provision (benefit) for income taxes                                  (3,488)                  16,071
                                                                  ----------               ----------
Net income (loss)                                                 $  (18,742)              $   24,411
                                                                  ==========               ==========
Earnings (loss) per share:
   Basic                                                          $    (0.26)              $     0.33
                                                                  ==========               ==========
   Diluted                                                        $    (0.26)              $     0.32
                                                                  ==========               ==========

Weighted average shares outstanding:
   Basic                                                              72,839                   74,406
   Common stock equivalents                                               --                    2,394
                                                                  ----------               ----------
   Diluted                                                            72,839                   76,800
                                                                  ==========               ==========




                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             SIX MONTHS
                                                                          ENDED DECEMBER 31
                                                                  ----------------------------------
                                                                     1998                    1997
                                                                  ---------               ----------
Revenue:
     Net patient service revenue                                  $  701,794               $  730,620
     Hospital management/professional services                        41,590                   39,438
     Reimbursable expenses                                            32,054                   31,658
                                                                  ----------               ----------
Net operating revenue                                                775,438                  801,716

Salaries and benefits                                                327,456                  318,544
Reimbursable expenses                                                 32,054                   31,658
Supplies                                                             107,363                  110,010
Fees                                                                  73,495                   71,866
Other operating expenses                                              72,306                   66,580
Provision for doubtful accounts                                       60,683                   59,884
Equity in earnings of affiliates                                     (10,267)                      --
Depreciation and amortization                                         44,459                   44,062
Interest                                                              21,876                   21,229
Write-down of assets and investigation and
     litigation related costs                                         30,976                       --
Minority interest                                                     (4,593)                   1,976
                                                                  ----------               ----------
Income before income taxes                                            19,630                   75,907
Provision for income taxes                                            12,879                   30,135
                                                                  ----------               ----------
Net income                                                        $    6,751               $   45,772
                                                                  ==========               ==========

Earnings per share:
     Basic                                                        $     0.09               $     0.62
                                                                  ==========               ==========
     Diluted                                                      $     0.09               $     0.60
                                                                  ==========               ==========

Weighted average shares outstanding:
     Basic                                                            74,216                   74,309
     Common stock equivalents                                          1,118                    2,417
                                                                  ----------               ----------
     Diluted                                                          75,334                   76,726
                                                                  ==========               ==========



                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 DECEMBER 31               JUNE 30
                                                                     1998                    1998
                                                                  ---------               ----------
ASSETS

Current assets:
   Cash                                                           $    5,163               $   17,549
   Accounts receivable, less allowance for doubtful
     accounts of $81,043 at December 31, 1998
     and $65,561 at June 30, 1998                                    299,514                  273,376
   Supplies                                                           37,590                   29,336
   Net assets held for sale                                           18,311                       --
   Other                                                              62,297                   34,245
                                                                  ---------               ----------
     Total current assets                                            422,875                  354,506

Property, plant and equipment, at cost:
   Land                                                               71,232                   66,424
   Buildings and improvements                                        387,156                  291,258
   Equipment                                                         506,929                  464,577
   Construction in progress                                           18,409                   72,676
                                                                  ----------               ----------
                                                                     983,726                  894,935
   Less accumulated depreciation                                     251,137                  216,229
                                                                  ----------               ----------
                                                                     732,589                  678,706

Cost in excess of net assets acquired, net                           138,035                  144,315
Unallocated purchase price                                           148,451                    4,020
Investments in unconsolidated entities                               251,994                  245,551
Other                                                                 58,032                   63,855
                                                                  ----------               ----------
     Total assets                                                 $1,751,976               $1,490,953
                                                                  ==========               ==========



                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31               JUNE 30
                                                                     1998                    1998
                                                                  ---------               ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                          $  102,916               $   70,483
   Accrued salaries and benefits                                      67,812                   64,196
   Other current liabilities                                          35,224                   27,533
   Current maturities of long-term debt                                  929                    1,273
                                                                  ----------               ----------
       Total current liabilities                                     206,881                  163,485

Long-term debt, less current maturities                              847,537                  617,377
Deferred income taxes                                                 22,268                   29,470
Professional liability risks and other liabilities
   and deferrals                                                      30,473                   30,882
Minority interests in consolidated entities                           60,927                   27,473

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value;
       300,000 shares authorized; 72,211
       issued and outstanding at December 31,
       1998 and 75,478 at June 30, 1998                                  722                      755
   Additional paid-in capital                                        245,055                  290,149
   Retained earnings                                                 338,113                  331,362
                                                                  ----------               ----------
                                                                     583,890                  622,266
                                                                  ----------               ----------
       Total liabilities and stockholders' equity                 $1,751,976               $1,490,953
                                                                  ==========               ==========







                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             SIX MONTHS
                                                                          ENDED DECEMBER 31
                                                                  ----------------------------------
                                                                     1998                    1997
                                                                  ---------               ----------
Net cash provided by operating activities                         $   52,063               $   51,673

Investing activities:
   Purchase of acquired companies                                   (165,455)                 (83,467)
   Purchase of property, plant and equipment                         (72,153)                 (68,190)
   Proceeds from sale of assets                                           --                   14,695
   Other                                                                (750)                  (3,447)
                                                                  ----------               ----------
Net cash used in investing activities                               (238,358)                (140,409)

Financing activities:
   Borrowings under bank debt                                        405,500                  250,200
   Repayments of bank debt                                          (174,900)                (164,100)
   Repurchases of common stock                                       (48,102)                      --
   Other                                                              (8,589)                  (1,443)
                                                                  ----------               ----------
Net cash provided by financing activities                            173,909                   84,657
                                                                  ----------               ----------

Decrease in cash                                                     (12,386)                  (4,079)
Cash at beginning of period                                           17,549                   19,008
                                                                  ----------               ----------
Cash at end of period                                             $    5,163               $   14,929
                                                                  ==========               ==========

Supplemental cash flow information:
   Interest paid                                                  $  (19,725)              $  (22,027)
                                                                  ==========               ==========
Income taxes paid                                                 $  (28,936)              $  (37,597)
                                                                  ==========               ==========




                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Quorum Health Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998. Certain reclassifications have been made to the fiscal 1998 financial presentation to conform with fiscal 1999.

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

3.  ACQUISITIONS, JOINT VENTURES AND SALES

During the six months ended December 31, 1998, the Company acquired three hospitals and affiliated health care entities and entered into operating lease agreements to lease certain land and buildings with an estimated fair value of $102.5 million in connection with the acquisitions. In addition, a majority-owned subsidiary of the Company and a subsidiary of Columbia/HCA Healthcare Corp. (Col/HCA) formed River Region Health System, a joint venture in Vicksburg, Mississippi. Col/HCA contributed Vicksburg Medical Center. The Company's subsidiary and its existing physician shareholders contributed ParkView Regional Medical Center and affiliated businesses. The Company, through its subsidiary, has a majority equity interest in the joint venture and is the manager. During the six months ended December 31, 1997, the Company acquired one hospital and affiliated health care entities and sold its remaining interest in a hospital. Hospital and affiliated business acquisitions are summarized as follows (in thousands):


                                                       SIX MONTHS
                                                          ENDED
                                                       DECEMBER 31
                                                       -----------

                                                  1998              1997
                                                  ----              ----
Fair value of assets acquired                  $ 180,974          $  90,066
Fair value of liabilities assumed                (15,519)            (6,599)
                                               ---------          ---------
Net cash used for acquisitions                 $ 165,455          $  83,467
                                               =========          =========

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

The following unaudited pro forma results of operations give effect to the operations of the joint ventures and the entities acquired, sold and contributed to joint ventures in fiscal 1999 and 1998 as if the respective transactions had occurred at the beginning of the period presented (in thousands, except per share data):


                                   THREE MONTHS                   SIX MONTHS
                                       ENDED                         ENDED
                                    DECEMBER 31                   DECEMBER 31
                                    -----------                   -----------
                               1998           1997            1998          1997
                               ----           ----            ----          ----

Net operating revenue        $408,870       $426,423        $840,030      $852,515
Net income (loss)             (19,552)        19,237           4,120        38,229
Earnings (loss) per
common share:

      Basic                     (0.27)          0.26            0.06          0.51
      Diluted                   (0.27)          0.25            0.05          0.50



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

5.  WRITE-DOWN OF ASSETS AND INVESTIGATION AND LITIGATION RELATED COSTS

During the six months ended December 31, 1998, the Company recorded the following pre-tax write-down of assets and investigation and litigation related costs (in thousands):


      Write-down of assets                                           $ 29,874
      Investigation and litigation related costs                        1,102
                                                                     --------
      Total                                                          $ 30,976
                                                                     ========

The Company recorded $25.6 million intangible asset write-downs relating to certain physician practices and a $4.2 million write-down of assets primarily related to the hospital held for sale. The write-down of assets resulted primarily from (1) the review of expected future cash flows of the Company's physician practices and (2) the write-down of the carrying value of assets held for sale to their estimated fair value based on divestiture negotiations with third parties. There can be no assurance, however, that the ultimate loss from the sale will not exceed such estimates. The Company's review of its physician practices was a result of recent changes in the physician practice management industry and the accumulation of sufficient historical financial information as a basis for changing estimated future cash flows. In addition, the Company incurred $1.1 million in investigation and litigation related costs related primarily to the qui tam and shareholder actions against the Company (See Note 9).

6.  INCOME TAXES

The provision (benefit) for income taxes for the three months and six months ended December 31, 1998 and 1997 is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes due to permanent differences and the provision for state income taxes. The provision (benefit) for income taxes for the three months and six months ended December 31, 1998 also differs from the expected income tax provision (benefit) due to nondeductible intangible assets included in the asset write-downs.

7.  EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is based on the weighted average number of shares of common stock outstanding and dilutive common stock equivalents consisting of stock options. Outstanding options to purchase 3,810,930 shares of common stock were not included in the computation of earnings per share for the six months ended December 31, 1998 because the options' exercise prices were greater than the average market price of the common stock.

8.  STOCK REPURCHASE

In August 1998, the Board of Directors authorized the repurchase of up to 3,000,000 shares of common stock. In October 1998, the Board of Directors authorized the repurchase of up to 5,000,000 additional shares of common stock. Shares purchased under the program may be used, among other purposes, to offset the effects of the Company's stock-based employee benefit plans. As of December 31, 1998, the Company had repurchased 3,585,000 million shares for an aggregate purchase price of $48.1 million. All such shares were purchased in open market transactions.

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

Income Taxes

The Internal Revenue Service (IRS) is in the process of conducting examinations of the Company's federal income tax returns for the fiscal years ended June 30, 1993 through 1997. The IRS has proposed certain adjustments in connection with its examination of the Company's federal income tax returns for the fiscal years ending June 30, 1993 through 1995. The most significant adjustments involved the tax accounting methods adopted for computing bad debt expense and the valuation of purchased hospital property, plant and equipment and related depreciable lives. The Company intends to protest substantially all of the proposed adjustments through the appeals process of the IRS. In the opinion of management, the ultimate outcome of the IRS examinations will not have a material effect on the Company's results of operations or financial position.

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

In August 1998, the government informed the Company that the investigation was prompted by a qui tam lawsuit filed under the False Claims Act. The suit was filed in January 1993 by a former employee of a hospital managed by a Company subsidiary ("the relator"). The suit named as defendants the Company and its subsidiary, Quorum Health Resources, Columbia/HCA and all hospitals owned or managed by Columbia or Quorum from 1984 through 1997. The case was unsealed, and the government formally elected to join the suit, in October 1998. The unsealed complaint, prepared by the relator, alleged that the Company knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

On February 2, 1999, the government filed an amended complaint providing its allegations. On that date, the government also filed a notice of non-intervention advising the Court that it would not proceed on some of the relator's allegations, and that it would not sue individual managed hospital clients.

The government filed that amended complaint after extensive discussions with the Company about how to proceed. The government had proposed that the case be stayed while the government obtained from Quorum and reviewed extensive additional documents. The Company declined the government's request and asked the government for a specific settlement proposal, which the government declined to provide.

Accordingly, in January 1999, the Company filed motions with the court asking to be separated from the case against co-defendant Columbia/HCA, and asking the court to appoint a mediator to help achieve a quick and fair resolution of the case. The government has not opposed the motion to separate the cases against Columbia/HCA and the Company. The government did, however, oppose the request for a mediator, arguing that it was premature because the government needed to first obtain and review additional documents.

The government's complaint does not name as defendants any hospital managed by the Company. It does name the Company, Quorum Health Resources and each subsidiary which now owns or has ever owned a hospital.

The new complaint alleges that the Company, on behalf of hospitals it managed between 1985 and 1995 and hospitals it owned from 1990 to the present, violated the False Claims Act by filing false Medicare cost reports. The government asserts that the false claims in the cost reports are reflected in "reserve analyses" created by the Company. The new complaint also alleges that such filings were the result of Company policy.

The Company believes that the government has incorrectly interpreted Company policies and the purpose of allowances under generally accepted accounting principles. The Company is examining the government's complaint to determine how to respond. The Company intends to continue to seek ways to expedite a fair resolution of the case.

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

Shareholder Litigation

On October 23, November 2 and November 23, 1998, lawsuits were filed by separate stockholders in the U.S. District Court for the Middle District of Tennessee. In each complaint, plaintiff seeks to represent a class of plaintiffs comprised of all individuals who purchased the Company's common stock from October 25, 1995 through October 21, 1998, exclusive of insiders of the Company and their immediate families. Each complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder by recklessly reporting in filings with the Securities and Exchange Commission and in releases disseminated to the investing public during the class period financial results that were materially overstated and that were not presented in accordance with generally accepted accounting principles. Plaintiffs specifically allege that, as a result of a company wide scheme to overbill the Medicare and Medicaid programs, the Company's net accounts receivable, net operating revenue, net patient service revenue, net income, and net income per common share during the class period were materially overstated and were not in compliance with generally accepted accounting principles. On January 5, 1999, the court consolidated these cases into a single lawsuit. The court gave the plaintiffs until March 8, 1999 to file an amended complaint. The Company intends to defend vigorously the claims and allegations in these actions.

On November 2, 1998, a lawsuit was filed against the Company, all of its current directors and two former directors in the U.S. District Court for the Northern District of Alabama. On January 14, 1999, this suit was transferred by agreement of the parties to the U.S. District Court for the Middle District of Tennessee. The Complaint asserts four claims: a shareholders' derivative claim for breach of fiduciary duty, a shareholders' derivative claim for violations of the Racketeer Influenced and Corrupt Organizations Act, a shareholders' derivative claim for injunctive relief, and a purported class action claim for breach of fiduciary duty. As the basis for each of these claims, plaintiff alleges that the defendants intentionally or negligently failed to make sure that the Company was in compliance with applicable Medicare and Medicaid reimbursement laws. All of the defendants plan to vigorously defend this litigation.

10.  SUBSEQUENT EVENTS

Effective February 1, 1999, the Company acquired Kosciusko Community Hospital in Warsaw, Indiana.

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

         On October 22, 1998, the Company issued a press release announcing that it expected its operating results for fiscal 1999 to be below its earlier expectations. On December 11, 1998 the Company stated in a press release that it had further reduced its expectations for fiscal 1999. In its January 26, 1999 press release, the Company stated that it foresaw sustained pressure on revenues and margins through the remainder of fiscal 1999.

         The Company attributes these lowered expectations to several factors. The most important of these are (1) the Company's inability to maintain the historical operating margins of hospitals owned more than one year primarily due to higher discounts to non-governmental payors, unfavorable estimated third-party payor settlements in the second quarter of fiscal 1999 and changes in Medicare payments arising out of the Balanced Budget Act of 1997 (the Budget
Act); (2) the failure of hospitals purchased in

-----------------
(1) The term "Quorum" or "the Company" as used herein refers to Quorum Health Group, Inc. and its direct and indirect subsidiaries, unless otherwise stated or indicated by context. The term "subsidiaries" as used herein also means affiliated partnerships and affiliated limited liability companies.

calendar 1998 to positively impact the Company's results of operations; (3) the poor performance of Park Medical Center in Columbus, Ohio; and (4) the completion of only two hospital purchases in fiscal 1998.

IMPACT OF ACQUISITIONS, JOINT VENTURES AND SALES

         Effective February 1, 1999, the Company acquired Koscuisko Community Hospital in Warsaw, Indiana.

         During the six months ended December 31, 1998, the Company acquired three hospitals and affiliated health care entities and entered into operating lease agreements to lease certain land and buildings in connection with the acquisitions. In addition, a majority-owned subsidiary of the Company and a subsidiary of Columbia/HCA Healthcare Corp. (Col/HCA)formed River Region Health System, a joint venture in Vicksburg, Mississippi. Col/HCA contributed Vicksburg Medical Center. The Company's subsidiary and its existing physician shareholders contributed ParkView Regional Medical Center and affiliated businesses. The Company, through its subsidiary, has a majority equity interest in the joint venture and is the manager. During fiscal 1998, the Company acquired two hospitals and affiliated health care entities, contributed three hospitals in exchange for equity interests in joint ventures that own and operate seven hospitals and sold its remaining interest in a Nebraska hospital.

         The Company regularly evaluates the performance of each of its owned hospitals in light of its business strategies. The Company is always looking for ways that its hospitals can better contribute to health care delivery in their communities while improving shareholder value. Also, the Company is continually evaluating various structures to serve existing local health care delivery markets. These structures could include joint ventures with other hospital owners or physicians.

         The Company is in the process of negotiating the sale of Park Medical Center and expects the sale to be completed in fiscal 1999. The Company expects its operating margin and results of operations to be adversely affected by Park Medical Center until the sale is completed. Hospital sales are inherently difficult. Therefore, the timing and ultimate price of the sale cannot be assured.

         Because of the financial impact of the acquisitions, joint ventures and sales, it is difficult to make meaningful comparisons between the Company's financial statements for the fiscal periods presented. In addition, due to the current number of owned hospitals, each additional hospital acquisition can affect the overall operating margin or results of operations of the Company.

         During a transition period after the acquisition of a hospital, the Company has typically taken a number of steps to lower operating costs. The impact of such actions can be partially offset by cost increases to expand the hospital's services, strengthen its medical staff and improve its market position. The benefits of these investments and of other activities to improve operating margins may not occur immediately. Additionally, operations at acquired hospitals may deteriorate before or after the purchase date. This may be a result of physician practice patterns, loss of physicians, local management focus or turnover. In addition, higher discounts to non-governmental payors and changes in Medicare payments arising out of the Budget Act have made it more difficult to improve operating margins at acquired hospitals.

         The financial performance of the Company's hospitals acquired in calendar 1998 adversely affected the Company's operating margin and results of operations during the three months and six months ended December 31, 1998. Furthermore, the Company expects that its 1998 acquisitions and acquisitions it now expects to complete in fiscal 1999 will continue to reduce its operating margins and results of operations during the remainder of fiscal 1999. In light of changes in payments from Medicare and managed care payors, increased pricing pressures for acquired hospitals and the substantial number of transactions already completed in fiscal 1999, the Company intends to be selective in pursuing acquisitions.

         For the Company to maintain its historical growth rates, acquired facilities must show improved operating results more quickly than in the past. Additionally, as the Company grows, it depends on a greater volume of acquisitions, or acquisitions of a larger size, to maintain its historical growth rate.

SELECTED OPERATING STATISTICS - OWNED HOSPITALS

         The following table sets forth certain operating statistics for the Company's owned hospitals for each of the periods presented. The results of the owned hospitals for the three months ended December 31, 1998 (i) include three months of operations for nineteen hospitals and the Las Vegas and Macon joint ventures accounted for using the equity method, (ii) include partial periods for one hospital acquired and one hospital contributed by Columbia Healthcare Corp. (Col/HCA) to a joint venture controlled by the Company and (iii) exclude the hospital sold and the three hospitals contributed to joint ventures in fiscal 1998. The results of the owned hospitals for the three months ended December 31, 1997 include three months of operations for nineteen hospitals and a partial period for one hospital divested during such period.

         The results of the owned hospitals for the six months ended December 31, 1998 (i) include six months of operations for eighteen hospitals and the Las Vegas and Macon joint ventures accounted for using the equity method, (ii) include partial periods for two hospitals acquired and one hospital contributed by Col/HCA to a joint venture controlled by the Company, and (iii) exclude the hospital sold and the three hospitals contributed to joint ventures in fiscal 1998. The results of the owned hospitals for the six months ended December 31, 1997 include six months of operations for eighteen hospitals and a partial period for one hospital acquired and one hospital divested during such period.



                                                       Three Months                      Six Months
                                                          Ended                            Ended
                                                       December 31                      December 31
                                                       -----------                      -----------
                                                 1998            1997             1998            1997
                                                 ----            ----             ----            ----
Number of hospitals at end of period                 21              19               21              19
Licensed beds at end of period                    4,883           4,202            4,883           4,202
Beds in service at end of period                  3,991           3,466            3,991           3,466
Admissions                                       32,811          33,350           63,333          65,416
Average length of stay (days)                       5.6             5.5              5.6             5.5
Patient days                                    184,517         182,412          353,511         358,442
Adjusted patient days                           314,120         299,705          609,798         590,887
Occupancy rates (average licensed beds)           43.2%           46.4%            43.6%           45.6%
Occupancy rates (average beds in service)         53.0%           56.0%            53.4%           55.1%
Gross inpatient revenues (in thousands)        $388,207        $401,417         $740,170        $791,031
Gross outpatient revenues (in thousands)       $272,762        $258,103         $536,606        $512,973


RESULTS OF OPERATIONS

         The table below reflects the percentage of net operating revenue represented by various categories in the Condensed Consolidated Statements of Income. The results of operations for the periods presented include hospitals from their acquisition dates as discussed above.


                                         Three Months            Six Months
                                            Ended                  Ended
                                          December 31            December 31
                                          -----------            -----------

                                        1998        1997       1998        1997
                                        ----        ----       ----        ----
Net operating revenue                  100.0%      100.0%     100.0%      100.0%
Operating expenses (1)                  91.1        81.7       86.8        82.1
Equity in earnings of affiliates        (1.3)         --       (1.3)         --
                                       -----       -----     ------       -----
EBITDA (2)                              10.2        18.3       14.5        17.9
Depreciation and amortization            6.0         5.5        5.7         5.5
Interest                                 3.3         2.7        2.8         2.7
Write-down of assets and
   investigation and litigation
   related costs                         8.0          --        4.0          --
Minority interest                       (1.3)        0.2       (0.6)        0.2
                                       -----       -----     ------       -----
Income (loss) before income taxes       (5.8)        9.9        2.6         9.5
Provision (benefit) for income
   taxes                                (0.9)        3.9        1.7         3.8
                                       -----       -----     ------       -----
Net income(loss)                        (4.9)%       6.0%       0.9%        5.7%
                                       =====       =====     ======       =====


(1) Operating expenses represent expenses before interest, minority interest, income taxes, depreciation and amortization expense and write-down of assets and investigation and litigation related costs.

(2) EBITDA represents earnings before interest, minority interest, income taxes, depreciation and amortization expense and write-down of assets and investigation and litigation related costs. The Company has included EBITDA data because such data is used by certain investors to measure a company's ability to service debt. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

         The Company's net operating revenue was $386.1 million for the three months ended December 31, 1998, compared to $408.9 million for the comparable period of fiscal 1998, a decrease of $22.8 million or 5.6%. This decrease was attributable to, among other things, the transfer of three hospitals to joint ventures (which are accounted for using the equity method), the sale of the Nebraska hospital, and a 7.4% decrease in net operating revenue generated by hospitals owned during both periods (calculated by comparing the same periods in both fiscal periods for hospitals owned for one year or more).

         The decrease in net operating revenue of hospitals owned during both periods was primarily attributable to the effect of increased managed care discounts, unfavorable estimated third-party payor settlements and the Budget Act including its impact on home health and skilled nursing facility revenues. Based on information received during the quarter ended December 31, 1998, the Company recorded unfavorable estimated third-party payor settlements of $10.6 million. The adjustments included (1) governmental and non-governmental third-party payors settlements, (2) differences between settlement estimates for previously filed cost reports and final settlements and (3) revised estimates of settlements on Medicare and Medicaid cost reports not yet settled or filed. In response to the Budget Act, the Company has consolidated certain home health agencies, implemented cost-reduction strategies at its home health agencies and ceased admitting patients to a skilled nursing facility at one hospital.

         The Company's net operating revenue decrease was partially offset by an increase in net operating revenue due to four hospital acquisitions during fiscal 1999 and 1998, the hospital contributed by Col/HCA to a joint venture controlled by the Company, and a 3.8% increase in management services revenue. If net operating revenues for the three months ended December 31, 1997 were recast using the equity method of accounting for the Company's hospitals contributed to joint ventures and to exclude the hospital sold, consolidated net operating revenues would have increased 8.7%.

         Operating expenses as a percent of net operating revenue increased to 91.1% for the three months ended December 31, 1998 from 81.7% for the three months ended December 31, 1997. Operating expenses as a percent of net operating revenue for the Company's owned hospitals increased to 92.7% for the three months ended December 31, 1998 from 82.4% for the three months ended December 31, 1997. For the Company's hospitals owned during both periods, operating expenses as a percent of net operating revenue increased to 91.7% for the three months ended December 31, 1998 from 81.5% for the three months ended December 31, 1997. The increase reflects the impact of the decrease in net operating revenues, as discussed above, operational issues in certain local markets and costs related to the opening of the replacement hospital in South Carolina.

         Equity in earnings of affiliates, which was primarily attributable to the Las Vegas and Macon operations, represented 1.3% of the Company's net operating revenue for the three months ended December 31, 1998.

         EBITDA as a percent of net operating revenue was 10.2% for the three months ended December 31, 1998 compared to 18.3% for the three months ended December 31, 1997. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 8.7% for the three months ended December 31, 1998 compared to 17.6% for the three months ended December 31, 1997. EBITDA as a percent of net operating revenue for the Company's hospitals owned during both periods was 8.4% for the three months ended December 31, 1998 compared to 18.5% for the three months ended December 31, 1997. EBITDA as a percent of net operating revenue for the Company's management services business was 24.8% for the three months ended December 31, 1998 compared to 25.5% for the three months ended December 31, 1997. If EBITDA for the three months ended December 31, 1997 were recast using the equity method of accounting for the Company's hospitals contributed to joint ventures and to exclude the hospital sold, consolidated EBITDA would have decreased 44.4%.

         Depreciation and amortization expense as a percent of net operating revenue increased to 6.0% for the three months ended December 31, 1998 from 5.5% for the three months ended December 31, 1997 which was primarily attributable to the decrease in net operating revenue and the opening of the new facility in Florence, South Carolina. Interest expense as a percent of net operating revenue increased to 3.3% for the three months ended December 31, 1998 from 2.7% for the three months ended December 31, 1997, which was primarily due to fiscal 1998 and 1999 acquisitions, the opening of the new South Carolina hospital and the decrease in net operating revenue.

         During the second quarter of fiscal 1999, the Company recorded write-downs of assets and investigation and litigation related costs of approximately $31.0 million. The Company recorded $25.6 million intangible asset write-downs relating to certain physician practices and a $4.2 million write-down of assets primarily related to the hospital held for sale. The write-down of assets resulted primarily from (1) the review of expected future cash flows of the Company's physician practices and (2) the write-down of the carrying value of assets held for sale to their estimated fair value based on divestiture negotiations with third parties. There can be no assurance, however, that the ultimate loss from the sale will not exceed such estimates. The Company's review of its physician practices was a result of recent changes in the physician practice management industry and the accumulation of sufficient historical financial information as a basis for changing estimated future cash flows. In addition, the Company incurred $1.1 million in investigation and litigation related costs related primarily to the qui tam and shareholder actions against the Company.

         Minority interest income as a percent of net operating revenue was 1.3% for the three months ended December 31, 1998 compared to minority interest expense of 0.2% for the three months ended December 31, 1997. This was primarily attributable to the intangible asset write-downs and operational issues in certain local markets with minority ownership.

         Excluding the asset write-downs, the effective income tax rate was 39.1%. The asset write-downs were tax effected at 21.0% due to the effect of certain permanent nondeductible intangible assets.

         Net loss as a percent of net operating revenue was 4.9% for the three months ended December 31, 1998. Excluding the write-down of assets and investigation and litigation related costs, net income as a percent of net operating revenue was 1.0% compared to 6.0% for the three months ended December 31, 1997.

Six Months Ended December 31, 1998 Compared to Six Months Ended December 31,
1997

         The Company's net operating revenue was $775.4 million for the six months ended December 31, 1998, compared to $801.7 million for the comparable period of fiscal 1998, a decrease of $26.3 million or 3.3%. This decrease was attributable to, among other things, the transfer of three hospitals to joint ventures (which are accounted for using the equity method), the sale of the Nebraska hospital, and a 3.2% decrease in revenue generated by hospitals owned during both periods. The decrease in net operating revenue of hospitals owned during both periods was primarily attributable to the effect of increased managed care discounts, the Budget Act including its impact on home health and skilled nursing facility revenues, estimated third-party payor settlements and charity care discounts. In response to the Budget Act, the Company has consolidated certain home health agencies, implemented cost-reduction strategies at its home health agencies and ceased admitting patients to a skilled nursing facility at one hospital. The Company's net operating revenue decrease was partially offset by an increase in net revenue due to five hospital acquisitions during fiscal 1999 and 1998, the hospital contributed by Col/HCA to a joint venture controlled by the Company and a 4% increase in management services revenue. If net operating revenues for the six months ended December 31, 1997 were recast using the equity method of accounting to reflect the earnings for the Company's hospitals contributed to the joint ventures and to exclude the hospital sold, consolidated net operating revenues would have increased 12.2%.

         Operating expenses as a percent of net operating revenue increased to 86.8% for the six months ended December 31, 1998 from 82.1% for the six months ended December 31, 1997. Operating expenses as a percent of net operating revenue for the Company's owned hospitals increased to 88.0% for the six months ended December 31, 1998 from 82.7% for the six months ended December 31, 1997. For the Company's hospitals owned during both periods, operating expenses as a percent of net operating revenue increased to 86.5% for the six months ended December 31, 1998 from 81.9% for the six months ended December 31, 1997. The increase reflects the impact of the decrease in net operating revenues, as discussed above, and operational issues in certain local markets.

         Equity in earnings of affiliates, which was primarily attributable to the Las Vegas and Macon operations, represented 1.3% of the Company's net operating revenue for the six months ended December 31, 1998.

         EBITDA as a percent of net operating revenue was 14.5% for the six months ended December 31, 1998 compared to 17.9% for the six months ended December 31, 1997. EBITDA as a percent of net operating revenue for the Company's owned hospitals was 13.5% for the six months ended December 31, 1998 compared to 17.3% for the six months ended December 31, 1997. EBITDA as a percent of net operating revenue for the Company's hospitals owned during both periods was 13.5% for the six months ended December 31, 1998 compared to 18.1% for the six months ended December 31, 1997. EBITDA as a percent of net operating revenue for the Company's management services business was 24.3% for the six months ended December 31, 1998 compared to 23.9% for the six months ended December 31, 1997. If EBITDA for the six months ended December 31, 1997 were recast using the equity method of accounting for the Company's hospitals contributed to joint ventures and to exclude the hospital sold, consolidated EBITDA would have decreased 17.2%.

         Depreciation and amortization expense as a percent of net operating revenue increased to 5.7% for the six months ended December 31, 1998 from 5.5% for the six months ended December 31, 1997, which was primarily attributable to the decrease in net operating revenue. Interest expense as a percent of net operating revenue increased to 2.8% for the six months ended December 31, 1998 from 2.7% for the six months ended December 31, 1997 which was primarily due to fiscal 1998 and 1999 acquisitions.

         As discussed above, during the second quarter of fiscal 1999, the Company recorded write-downs of assets and investigation and litigation related costs of approximately $31.0 million.

         Minority interest income as a percent of net operating revenue was 0.6% for the six months ended December 31, 1998 compared to minority interest expense of 0.2% for the six months ended December 31, 1997. This was primarily attributable to the intangible asset write-downs in the second quarter and operational issues in certain local markets with minority ownership. Excluding the asset write-downs, the effective income tax rate was 39.1%. The asset write-downs were tax effected at 21.0% due to the effect of certain permanent nondeductible intangible assets.

         Net income as a percent of net operating revenue was .9% for the six months ended December 31, 1998 compared to 5.7% for the six months ended December 31, 1997. Excluding the write-down of assets and investigation and litigation related costs, net income as a percent of net operating revenue was 3.8%.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had working capital of $216.0 million, including cash of $5.2 million. The ratio of current assets to current liabilities was 2.0 to 1.0 at December 31, 1998 compared to 2.2 to 1.0 at June 30, 1998.

         The Company's cash requirements excluding acquisitions and the replacement hospital have historically been funded by cash generated from operations. Cash generated from operations was $52.1 million and $51.7 million for the six months ended December 31, 1998 and 1997, respectively.

         The complexity of the Medicare and Medicaid regulations, increases in managed care, hospital personnel turnover including business office managers, hospital and Medicare intermediary computer system conversions, dependence of hospitals on physician documentation of medical records, and the subjective judgment involved complicates billing and collections of accounts receivable by hospitals. There can be no assurance that this complexity will not negatively impact the Company's future cash flow or results of operations.

         Capital expenditures excluding acquisitions for the six months ended December 31, 1998 and 1997 were $72.2 million and $68.2 million, respectively. Capital expenditures may vary from year to year depending on facility improvements and service enhancements undertaken by the owned hospitals. In November 1998, the Company completed construction of a replacement hospital and two medical office buildings in Florence, South Carolina with capital expenditures of approximately $35.2 million for the six months ended December 31, 1998. The total project cost was approximately $100 million. In fiscal 1999, excluding acquisitions, the Company expects to make capital expenditures from $125 million to $150 million, including costs for the Carolinas construction project.

         During the six months ended December 31, 1998, the Company used $165.5 million in cash for acquisitions. The Company acquired three hospitals and affiliated health care entities and entered into operating lease agreements to lease certain land and buildings with an estimated fair value of $102.5 million in connection with the acquisitions. In addition, the Company acquired a majority equity interest in a hospital contributed by Col/HCA to a joint venture controlled by the Company. During fiscal 1998, the Company used $131.7 million in cash for acquisitions. The Company acquired two hospitals and affiliated health care entities, contributed three hospitals in exchange for equity interests in joint ventures and sold its remaining interest in a Nebraska hospital.

         Effective February 1, 1999, the Company acquired Kosciusko Community Hospital in Warsaw, Indiana.

         In August 1998, the Board of Directors authorized the repurchase of up to 3,000,000 shares of common stock. In October 1998, the Board of Directors authorized the repurchase of up to 5,000,000 additional shares of common stock. Shares purchased under the program may be used, among other purposes, to offset the effects of the Company's stock-based employee benefit plans. As of February 1, 1999 the Company had repurchased 3,585,000 million shares for an aggregate purchase price of $48.1 million. All such shares were purchased in open market transactions.

          The Company intends to acquire additional acute care facilities, and is actively seeking out such acquisitions. In light of changes in payments from Medicare and managed care payors, increased pricing pressures for acquired hospitals and the substantial number of transactions already completed in fiscal 1999, the Company intends to be selective in pursuing acquisitions.

         At February 1, 1999, the Company had $98.0 million available under its $850.0 million revolving credit facility and $14.1 million available under its $150.0 million ELLF agreement. The Company continually reviews its capital needs. In light of the fiscal 1999 capital expenditures described above, the Company may need to seek additional equity or debt financing to be prepared for attractive acquisition opportunities and to meet other needs.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains 50%-75% of its debt as fixed rate in nature either by borrowing on a long-term basis or entering into interest rate swap transactions. The interest rate swap agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. The interest rate swap agreements do not constitute positions independent of the underlying exposures. The Company's policy is to not hold or issue derivative instruments for trading purposes and to not be a party to any instruments with leverage features. Certain swap agreements allow the counterparty a one-time option at the end of the initial term to cancel the agreement or a one-time option at the end of the initial term to extend the swaps for an incremental period of up to five years. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For the six months ended December 31, 1998 and 1997, the Company received a weighted average rate of 5.5% and 5.8% and paid a weighted average rate of 5.7% and 6.1%, respectively.

         The table below presents information about the Company's market-sensitive financial instruments, including long-term debt and interest rate swaps as of December 31, 1998. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date (assuming the options to extend are not exercised) and weighted average interest rates based on rates in effect at December 31, 1998. The fair values of long-term debt and interest rate swaps were determined based on quoted market prices at December 31, 1998 for the same or similar issues.



                                      Maturity Date, Fiscal Year Ending June 30                                Dec. 31, 1998
                                    ----------------------------------------------      There-                 Fair Value of
(Dollars in millions)               1999      2000      2001       2002       2003      after      Total        Liabilities
                                    ----      ----      ----       ----       ----      -----      -----       -------------
Long-term debt:

Fixed rate long-term debt           $0.8      $0.9      $0.7        $0.6       $0.6    $152.2      $155.8          $151.0
Average interest rates              7.6%      7.6%      7.7%        7.7%       7.7%      8.7%
Variable rate long-term
 debt                                                             $693.0                           $693.0          $693.0
Average interest rates                                              5.6%

Interest rate swaps:
Pay fixed/receive
 variable notional amounts        $100.0                                     $400.0                $500.0          $ 23.1
Average pay rate                    4.9%                                       5.9%
Average receive rate                5.3%                                       5.2%



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

Managed Hospitals

         In December 1998, the Company notified the owners of the managed hospitals that the Company does not possess the consulting or other expertise specifically designed to assist hospitals with their Year 2000 readiness. The Company recommended that the managed hospitals engage outside consultants to assist them in their Year 2000 compliance efforts. The Company also recommended that each managed hospital create of a Year 2000 committee charged with the design, implementation and day-to-day oversight of the managed hospital's Year 2000 compliance efforts and that the governing board of each managed hospital receive regular monthly reports from such Year 2000 committee. The Company also has developed educational materials to inform the owners of the hospitals it manages about the Year 2000 problem. The Company is presently monitoring the progress of the response by the hospitals it manages to the Year 2000 problem. The Company is also identifying additional third-party resources which the managed hospitals may use to assist them in addressing the Year 2000 problem.

         The Company's position is that it is not responsible for ensuring Year 2000 compliance by its managed hospitals. The Company can provide no assurance, however, that its managed hospitals will not seek to hold it responsible for losses they incur arising out of the Year 2000 problem. Nor can the Company provide assurance that it will not ultimately be found liable for such losses which, if they occur, may be material.

         The Company is not able to verify the status of remediation efforts at its managed hospitals. Therefore, the Company is not able to evaluate the most reasonably likely Year 2000 worst case scenario for managed hospitals. Because the Company provides only management services, it does not pay expenses of the hospitals it manages and, therefore, does not expect to incur any significant Year 2000 remediation costs for its managed hospitals.

Owned Hospitals and Corporate Office

         The Company has a Year 2000 strategy for its owned hospitals that includes phases for education, inventory and assessment of applications and equipment at risk, conversion/remediation/ replacement, validation and post-implementation. The Company's strategy also includes development of contingency plans to address potential disruption of operations arising from the Year 2000 problem. Park Medical Center is not included in these plans, since it is an asset held for sale.

Education

         The Company has completed the education phase of its Year 2000 strategy. Education will continue to be provided throughout the Year 2000 implementation process.

Financial Application Software and Hardware - Owned Hospitals

         The Company has completed an initial assessment of financial application software used in its owned hospitals in such areas as patient accounting and financial reporting. Eleven hospitals have been advised by the manufacturers of its financial software systems that such software is substantially Year 2000 compliant. Five owned hospitals are scheduled to convert between March 1999 and September 1999 to a financial software system which is represented by the manufacturer to be Year 2000 compliant. The Company has scheduled upgrades for the remaining five hospitals to be completed between March 1999 and September 1999. The Company is currently developing testing procedures designed to verify Year 2000 compliance.

Clinical and Other Software and Hardware - Owned Hospitals

         With respect to other software and related computer equipment, such as patient care and ancillary software, the owned hospitals are in the inventory and assessment stage. The Company has substantially completed the inventories and anticipates completing the inventory and assessment phase in March 1999 and critical remediation by September 1999.

Biomedical Equipment and Building Infrastructure - Owned Hospitals

         The Company is in the inventory and assessment phase of its analysis of owned hospital systems such as biomedical equipment and building infrastructure components. The Company has substantially completed the inventories and anticipates completing the first round of assessments in March 1999. The Company is using an outside vendor for its initial assessment of biomedical equipment and building infrastructure which is expected to be completed in March 1999.
The Company has submitted inventories to the vendor for most of its hospitals. It is now working with the vendor to refine the inventory information submitted and the vendor's reports.

         The hospitals plan to schedule the remaining Year 2000 dates for biomedical equipment after the vendor information is received. The Company is currently developing testing procedures designed to verify Year 2000 compliance. Because the Company has not completed the assessment phase, it is unable to establish an estimated date for completing subsequent phases with respect to equipment and infrastructure in its owned hospitals.

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

Costs

         The Company believes that Year 2000-related remediation costs incurred through December 31, 1998 have not been material to its results of operations. The Company's consultants have initially estimated the total costs to be incurred for completion of its Year 2000 strategy between $16 million and $37 million. This estimate is primarily based on industry averages and excludes costs associated with the accelerated purchase of financial application software and hardware upgrades and conversions. Approximately half is estimated to be capital costs and half is estimated to be operating costs. The Company earmarked a portion of its current year capital budget as contingency funds and expects that substantially all of the current year capital costs can be accommodated within the current budget. Most of the estimated additional current year operating costs were not budgeted as separate Year 2000 expenses given the early and tentative nature of the estimates. The Company is reviewing to what extent existing resources can be reallocated to the Year 2000 problem and how otherwise to fund these operating costs. All cost estimates are preliminary and are expected to be revised as the project progresses.

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

         The Company is coordinating closely with its trade associations and other parties to monitor HCFA's progress toward Year 2000 compliance. HCFA representatives have advised the Company that HCFA systems are currently or soon will be Year 2000 compliant. Effective April 5, 1999, HCFA is requiring all hospitals to submit Medicare claims electronically that are Year 2000 compliant. The Company's hospitals used third party processors to submit Medicare claims. The Company believes that most of these processors are able to comply with the HCFA mandate. The Company is in the process of verifying and testing their Year 2000 compliance.

Contingency Plans

         The Company intends to complete its initial contingency plan by June 1999. The Company is looking to third parties and industry associations in order to identify and share best practices for Year 2000 contingency planning. Each of the Company's owned hospitals has a disaster plan which will be reviewed as a part of the Company's contingency planning process and supplemented as necessary to accommodate Year 2000 compliancy issues. These disaster plans are designed to enable the hospital to continue to function during natural disasters and other crises. The plans also have contingencies for moving patients to other facilities if the hospital is not able to continue to care for them. In some cases, the Company may not be able to develop contingency plans which allow the hospital to continue to operate. For example, the affected hospital may not be able to secure supplies of fuel to operate its backup generators if electrical supplies fail for an extended period.

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

         The Company has experienced reductions in payments for outpatient and home health services in the interim period prior to implementation of PPS, as well as reductions in payments under PPS for skilled nursing facilities. The number of home health visits has declined for both the industry and the Company. In response to the Budget Act, the Company has consolidated certain home health agencies, implemented cost-reduction strategies at its home health agencies and ceased admitting patients to a skilled nursing facility at one hospital.

         The Budget Act is expected to continue to reduce the Company's ability to maintain its historical rate of net revenue growth and operating margins. The Budget Act and further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and the Company. The Company expects continuing pressure to limit expenditures by governmental health care programs. The Clinton Administration has proposed a federal budget under which acute care hospitals would receive no increases for inpatient operating payment rates effective October 1, 1999 through September 30, 2000.

         The Company is continuing to experience an increase in managed care. An increasing number of payors are actively negotiating amounts paid to hospitals, which are typically lower than their standard rates. Additionally, some managed care payors pay less than the negotiated rate which, if undetected, results in lower net revenues. To assist the owned hospital management teams in evaluating and negotiating contracts, the Company employs managed care experts. Additionally, the Company plans to install managed care information systems in its owned hospitals to improve the information available to management and to help ensure that the Company is paid at the contracted amounts. The trend toward managed care, including indemnity insurance and employer plans which pay less than full charges, health maintenance organizations, preferred provider organizations and various other forms of managed care, has and may continue to adversely affect the Company's ability to maintain its historical rate of net revenue growth and operating margins.

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

         The Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals was approximately 42.0% and 39.3% of gross patient service revenue for the six months ended December 31, 1998 and 1997, respectively.

         Until this fiscal year, the Company's historical financial trend has been favorably impacted by the Company's ability to successfully acquire acute care hospitals. The Company believes that trends in the health care industry described above may create possible future acquisition opportunities. The Company faces competition in acquiring hospitals from a number of well-capitalized organizations. Many states have implemented new review processes by the Attorneys General of not-for profit hospital acquisitions, resulting in delays to close an acquisition. Additionally, some hospitals are sold through an "auction" process, which may result in higher purchase prices being paid by competitors for those properties than the Company believes are reasonable. The Year 2000 problem may reduce the number of suitable hospital acquisition candidates. As the Company grows, it depends on a greater volume of acquisitions, or acquisitions of a larger size, to maintain its historical growth rates. There can be no assurances that the Company can continue to maintain its historical growth rate through hospital acquisitions and the successful integration of hospitals into its system. The financial performance of the Company's recent acquisitions has adversely affected the Company's operating margin and results of operations and are expected to continue to do so in the near-term. In light of changes in payments from Medicare and managed care payors, increased pricing pressures for acquired hospitals and the substantial number of transactions already completed in fiscal 1999, the Company intends to be selective in pursuing acquisitions.

         The Company's owned hospitals accounted for 91% of the Company's net operating revenue for the six months ended December 31, 1998 and 1997. For the six months ended December 31, 1998, the Dothan, Alabama and Ft. Wayne, Indiana markets accounted for approximately 30% of the Company's owned hospital revenue and 51% of the Company's owned hospital EBITDA. Due to the current number of owned hospitals, changes in any individual market can affect the overall operating results of the Company. Furthermore, concentration of results of operations in the Dothan, Alabama and Fort Wayne, Indiana markets increases the risks that adverse developments at these facilities will have a material adverse effect on the Company's operations or financial condition.

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

         The IRS is in the process of conducting examinations of the Company's federal income tax returns for the fiscal years ended June 30, 1993 through 1997. The IRS has proposed certain adjustments in connection with its examination of the Company's federal income tax returns for the fiscal years ending June 30, 1993 through 1995. The most significant adjustments involved the tax accounting methods adopted for computing bad debt expense and the valuation of purchased hospital property, plant and equipment and the related depreciable lives. The Company intends to protest substantially all of the proposed adjustments through the appeals process of the IRS. In the opinion of management, the ultimate outcome of the IRS examinations will not have a material effect on the Company's results of operations or financial position.

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

         In August 1998, the government informed the Company that the investigation was prompted by a qui tam lawsuit filed under the False Claims Act. The suit was filed in January 1993 by a former employee of a hospital managed by a Company subsidiary ("the relator"). The suit named as defendants the Company and its subsidiary, Quorum Health Resources, Columbia/HCA and all hospitals owned or managed by Columbia or Quorum from 1984 through 1997. The case was unsealed, and the government formally elected to join the suit, in October 1998. The unsealed complaint, prepared by the relator, alleged that the Company knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

         On February 2, 1999, the government filed an amended complaint providing its allegations. On that date, the government also filed a notice of non-intervention advising the Court that it would not proceed on some of the relator's allegations, and that it would not sue individual managed hospital clients. The government's complaint does not name as defendants any hospital managed by the Company. It does name the Company, Quorum Health Resources and each subsidiary which now owns or has ever owned a hospital.

         The government filed that amended complaint after extensive discussions with the Company about how to proceed. The government had proposed that the case be stayed while the government obtained from Quorum and reviewed extensive additional documents. The Company declined the government's request and asked the government for a specific settlement proposal, which the government declined to provide.

         Accordingly, in January 1999, the Company filed motions with the court asking to be separated from the case against co-defendant Columbia/HCA. The government did not opposed the motion to separate the cases against Columbia/HCA and the Company.

         The new complaint alleges that the Company, on behalf of hospitals it managed between 1985 and 1995 and hospitals it owned from 1990 to the present, violated the False Claims Act by filing false Medicare cost reports. The government asserts that the false claims in the cost reports are reflected in "reserve analyses" created by the Company. The new complaint also alleges that such filings were the result of Company policy.

         The Company believes that the government has incorrectly interpreted Company policies and the purpose of allowances under generally accepted accounting principles. The Company is examining the government's complaint to determine how to respond. The Company intends to continue to seek ways to expedite a fair resolution of the case.

         On February 16, 1999, the Company learned that the court granted the Company's motion to separate the cases against it and Columbia/HCA. The court further ordered the government to file a new complaint against the Company by February 24, 1999.

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

         On October 23, November 2 and November 23, 1998, lawsuits were filed by separate stockholders in the U.S. District Court for the Middle District of Tennessee. In each complaint, plaintiff seeks to represent a class of plaintiffs comprised of all individuals who purchased the Company's common stock from October 25, 1995 through October 21, 1998, exclusive of insiders of the Company and their immediate families. Each complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder by recklessly reporting in filings with the Securities and Exchange Commission and in releases disseminated to the investing public during the class period financial results that were materially overstated and that were not presented in accordance with generally accepted accounting principles. Plaintiffs specifically allege that, as a result of a company-wide scheme to overbill the Medicare and Medicaid programs, the Company's net accounts receivable, net operating revenue, net patient service revenue, net income, and net income per common share during the class period were materially overstated and were not in compliance with generally accepted accounting principles. On January 5, 1999, the court consolidated these cases into a single lawsuit. The court gave the plaintiffs until March 8, 1999 to file an amended complaint. The Company intends to defend vigorously the claims and allegations in these actions.

         On November 2, 1998, a lawsuit was filed against the Company, all of its current directors and two former directors in the U.S.

District Court for the Northern District of Alabama. On January 14, 1999, this suit was transferred by agreement of the parties to the U.S. District Court for the Middle District of Tennessee. The Complaint asserts four claims: a shareholders' derivative claim for breach of fiduciary duty, a shareholders' derivative claim for violations of the Racketeer Influenced and Corrupt Organizations Act, a shareholders' derivative claim for injunctive relief, and a purported class action claim for breach of fiduciary duty. As the basis for each of these claims, plaintiff alleges that the defendants intentionally or negligently failed to make sure that the Company was in compliance with applicable Medicare and Medicaid reimbursement laws. All of the defendants plan to vigorously defend this litigation.

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

ITEM 1. LEGAL PROCEEDINGS

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

         In August 1998, the government informed the Company that the investigation was prompted by a qui tam lawsuit filed under the False Claims Act. The suit was filed in January 1993 by a former employee of a hospital managed by a Company subsidiary ("the relator"). The suit named as defendants the Company and its subsidiary, Quorum Health Resources, Columbia/HCA and all hospitals owned or managed by Columbia or Quorum from 1984 through 1997. The case was unsealed, and the government formally elected to join the suit, in October 1998. The unsealed complaint, prepared by the relator, alleged that the Company knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

         On February 2, 1999, the government filed an amended complaint providing its allegations. On that date, the government also filed a notice of non-intervention advising the Court that it would not proceed on some of the relator's allegations, and that it would not sue individual managed hospital clients. The government's complaint does not name as defendants any hospital managed by the Company. It does name the Company, Quorum Health Resources and each subsidiary which now owns or has ever owned a hospital.

         The government filed that amended complaint after extensive discussions with the Company about how to proceed. The government had proposed that the case be stayed while the government obtained from Quorum and reviewed extensive additional documents. The Company declined the government's request and asked the government for a specific settlement proposal, which the government declined to provide.

         Accordingly, in January 1999, the Company filed motions with the court asking to be separated from the case against co-defendant Columbia/HCA. The government did not opposed the motion to separate the cases against Columbia/HCA and the Company.

         The new complaint alleges that the Company, on behalf of hospitals it managed between 1985 and 1995 and hospitals it owned from 1990 to the present, violated the False Claims Act by filing false Medicare cost reports. The government asserts that the false claims in the cost reports are reflected in "reserve analyses" created by the Company. The new complaint also alleges that such filings were the result of Company policy.

         The Company believes that the government has incorrectly interpreted Company policies and the purpose of allowances under generally accepted accounting principles. The Company is examining the government's complaint to determine how to respond. The Company intends to continue to seek ways to expedite a fair resolution of the case.

         On February 16, 1999, the Company learned that the court granted the Company's motion to separate the cases against it and Columbia/HCA. The court further ordered the government to file a new complaint against the Company by February 24, 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 10, 1998, the annual meeting of the stockholders of the Company was held to elect directors, to vote on one other proposal presented by the Company, and to ratify the selection of the Company's independent auditors. Voting results are given below.

Election of Directors: The following were elected to serve as directors until the next annual meeting of the stockholders:

      Name                                   For               Against                Abstain
      ----                                   ---               -------                -------
Sam A. Brooks, Jr.                        57,090,834                                  313,688
Russell L. Carson                         57,089,411                                  315,111
James E. Dalton, Jr.                      57 090,894                                  313,628
C. Edward Floyd, M.D.                     57,067,839                                  336,683
Joseph C. Hutts                           57,082,922                                  321,600
Kenneth J. Melkus                         57,090,991                                  313,531
Thomas J. Murphy, Jr                      57,090,231                                  314,291
Rocco A. Ortenzio                         57,087,436                                  317,086
S. Douglas Smith                          57,084,120                                  320,402
Colleen Conway Welch, Ph.D.               57,084,548                                  319,974


Amendment of Article FOURTH of Certificate of Incorporation: The Shareholders did not approve the amendment of Article FOURTH to authorize the issuance of an aggregate 10,000,000 shares of a new class of preferred stock. Votes cast on this matter were: 19,885,761 shares voted for; 30,184,952 shares against; and 37,856 shares abstained.

Independent Auditor: The accounting firm of Ernst & Young was ratified as the Company's independent auditors for the fiscal year ending June 30, 1999, with 56,758,384 shares voted for ratification; 629,176 shares voted against; and 16,962 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The Exhibits filed with this Report are listed on the
Exhibit Index immediately following the signature page.

         (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     QUORUM HEALTH GROUP, INC.
                                     (Registrant)

Date: February 15, 1999              By: /s/ Steve B. Hewett
                                         ---------------------------------------
                                         Steve B. Hewett
                                         Vice President/Chief Financial Officer

                                  Exhibit Index

Exhibit No.
-----------

10.1 Fifth Amendment, dated October 27, 1998, to Credit Agreement dated April 22, 1997, by and among Quorum Health Group, Inc., the Lenders referenced therein, and First Union National Bank as Agent for Lenders

27       Financial Data Schedule (for SEC use only)



Exhibits to the Exhibits have been omitted but Registrant shall furnish supplementally a copy of any omitted exhibit to the Commission upon request.