Form 10-Q
period 1999-03-31
QUORUM HEALTH GROUP INC
filed 1999-05-12
CIK 854694

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from             to
                                        -----------    ------------

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

                           Yes   X                            No
                               -----                             -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                 Outstanding at May 7, 1999
-----                                                 --------------------------

Common Stock, $.01 Par Value                               73,052,128 Shares

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                                              Three Months
                                                             Ended March 31
                                                     ----------------------------
                                                        1999              1998
                                                     ----------        ----------
Revenue:
     Net patient service revenue                     $  411,668        $  361,630
     Hospital management/professional services           20,443            19,852
     Reimbursable expenses                               16,270            16,838
                                                     ----------        ----------
Net operating revenue                                   448,381           398,320

Salaries and benefits                                   184,522           159,485
Reimbursable expenses                                    16,270            16,838
Supplies                                                 61,992            52,925
Fees                                                     42,543            35,585
Other operating expenses                                 32,832            25,138
Provision for doubtful accounts                          34,067            24,670
Equity in earnings of affiliates                         (6,300)           (2,038)
Leases and rentals                                        9,217             6,699
Depreciation and amortization                            24,985            21,792
Interest                                                 14,939             9,211
Write-down of assets and investigation and
     litigation related costs                             2,664            22,850
Minority interest                                           518               769
                                                     ----------        ----------
Income before income taxes                               30,132            24,396
Provision for income taxes                               11,782            10,759
                                                     ----------        ----------
Net income                                           $   18,350        $   13,637
                                                     ==========        ==========
Earnings per share:
   Basic                                             $     0.25        $     0.18
                                                     ==========        ==========
   Diluted                                           $     0.25        $     0.18
                                                     ==========        ==========
Weighted average shares outstanding:
   Basic                                                 72,498            74,933
   Common stock equivalents                                 411             2,308
                                                     ----------        ----------
   Diluted                                               72,909            77,241
                                                     ==========        ==========


                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                                              Nine Months
                                                             Ended March 31
                                                     ----------------------------
                                                        1999              1998
                                                     ----------        ----------
Revenue:
     Net patient service revenue                     $1,113,462        $1,092,250
     Hospital management/professional services           62,032            59,291
     Reimbursable expenses                               48,325            48,495
                                                     ----------        ----------
Net operating revenue                                 1,223,819         1,200,036

Salaries and benefits                                   511,978           478,028
Reimbursable expenses                                    48,325            48,495
Supplies                                                169,354           162,935
Fees                                                    116,038           107,451
Other operating expenses                                 89,864            78,327
Provision for doubtful accounts                          94,749            84,555
Equity in earnings of affiliates                        (16,566)           (2,038)
Leases and rentals                                       24,492            20,092
Depreciation and amortization                            69,444            65,853
Interest                                                 36,815            30,439
Write-down of assets and investigation and
     litigation related costs                            33,639            22,850
Minority interest                                        (4,075)            2,746
                                                     ----------        ----------
Income before income taxes                               49,762           100,303
Provision for income taxes                               24,661            40,894
                                                     ----------        ----------
Net income                                           $   25,101        $   59,409
                                                     ==========        ==========
Earnings per share:
     Basic                                           $     0.34        $     0.80
                                                     ==========        ==========
     Diluted                                         $     0.34        $     0.77
                                                     ==========        ==========
Weighted average shares outstanding:
     Basic                                               73,652            74,514
     Common stock equivalents                               882             2,381
                                                     ----------        ----------
     Diluted                                             74,534            76,895
                                                     ==========        ==========

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (In thousands)

                                                        March 31         June 30
                                                          1999             1998
                                                       ----------       ----------
ASSETS

Current assets:
   Cash                                                $   16,504       $   17,549
   Accounts receivable, less allowance for
     doubtful accounts of $79,660 at
     March 31, 1999 and $65,561 at June 30, 1998          330,945          273,376
   Supplies                                                39,145           29,336
   Net assets held for sale                                16,410               --
   Other                                                   50,257           34,245
                                                       ----------       ----------
     Total current assets                                 453,261          354,506

Property, plant and equipment, at cost:

   Land                                                    75,469           66,424
   Buildings and improvements                             400,985          291,258
   Equipment                                              551,855          464,577
   Construction in progress                                19,046           72,676
                                                       ----------       ----------
                                                        1,047,355          894,935
   Less accumulated depreciation                          274,024          216,229
                                                       ----------       ----------
                                                          773,331          678,706

Cost in excess of net assets acquired, net                213,915          144,315
Unallocated purchase price                                 76,308            4,020
Investments in unconsolidated entities                    255,787          245,551
Other                                                      57,605           63,855
                                                       ----------       ----------
     Total assets                                      $1,830,207       $1,490,953
                                                       ==========       ==========

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                        March 31         June 30
                                                          1999             1998
                                                       ----------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued expenses               $   99,634       $   70,483
   Accrued salaries and benefits                           71,677           64,196
   Other current liabilities                               23,895           27,533
   Current maturities of long-term debt                       945            1,273
                                                       ----------       ----------
       Total current liabilities                          196,151          163,485

Long-term debt, less current maturities                   911,401          617,377
Deferred income taxes                                      21,827           29,470
Professional liability risks and other
   liabilities and deferrals                               32,973           30,882
Minority interests in consolidated entities                60,483           27,473

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value;
       300,000 shares authorized; 72,925
       issued and outstanding at March 31,
       1999 and 75,478 at June 30, 1998                       729              755
   Additional paid-in capital                             250,179          290,149
   Retained earnings                                      356,464          331,362
                                                       ----------       ----------
                                                          607,372          622,266
                                                       ----------       ----------

       Total liabilities and stockholders' equity      $1,830,207       $1,490,953
                                                       ==========       ==========


                            See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                              Nine Months
                                                             Ended March 31
                                                     ----------------------------
                                                        1999              1998
                                                     ----------        ----------
Net cash provided by operating activities            $   81,711        $   85,738

Investing activities:
   Purchase of acquired companies                      (216,433)         (141,357)
   Purchase of property, plant and equipment            (96,108)         (105,726)
   Proceeds from sale of assets                              --            14,695
   Purchase of asset held for sale                           --           (11,000)
   Other                                                   (348)           (4,052)
                                                     ----------        ----------
Net cash used in investing activities                  (312,889)         (247,440)

Financing activities:
   Borrowings under bank debt                           573,600           391,500
   Repayments of bank debt                             (279,000)         (248,400)
   Repurchases of common stock                          (48,102)               --
   Proceeds from issuance of common stock, net            7,238            10,654
   Other                                                (23,603)           (5,021)
                                                     ----------        ----------
Net cash provided by financing activities               230,133           148,733
                                                     ----------        ----------
Decrease in cash                                         (1,045)          (12,969)
Cash at beginning of period                              17,549            19,008
                                                     ----------        ----------
Cash at end of period                                $   16,504        $    6,039
                                                     ==========        ==========
Supplemental cash flow information:
   Interest paid                                     $  (31,309)       $  (29,410)
                                                     ==========        ==========
   Income taxes paid                                 $  (29,684)       $  (55,558)
                                                     ==========        ==========


                            See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Quorum Health Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998. Certain reclassifications have been made to the fiscal 1998 financial presentation to conform with fiscal 1999.

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting standards for operating segment information disclosed in annual financial statements and in interim financial reports issued to shareholders. Under existing accounting standards, the Company has reported its operations as one line of business because substantially all of its revenue and operating profits have been derived from its acute care hospitals, affiliated health care entities and health care management services. The Company will adopt SFAS No. 131 during its fourth quarter of fiscal 1999 and is presently evaluating the new standard to determine its effect, if any, on the way the Company might report its operations in the future.

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

On March 31, 1999, the FASB released a proposed interpretation of APB Opinion No. 25 "Accounting for Certain Transactions involving Stock Compensation," which requires variable-award accounting for repriced stock options and fair value accounting for stock options granted to non-employees such as independent members of the Company's board of directors. The proposed interpretation would be effective upon issuance (expected to be in September
1999) but generally would cover events that occur after December 15, 1998. Accordingly, no adjustments would be made to financial statements for periods prior to the effective date and no expense would be recognized for any additional compensation costs attributable to periods before the effective date.

3.  ACQUISITIONS, JOINT VENTURES AND SALES

During the nine months ended March 31, 1999, the Company acquired four hospitals and affiliated health care entities. Also, in connection with the acquisitions, the Company entered into operating lease agreements to lease certain land and buildings with an estimated fair value of $108.7 million. In addition, a majority-owned subsidiary of the Company and a subsidiary of Columbia/HCA Healthcare Corp. (Col/HCA) formed River Region Health System, a joint venture in Vicksburg, Mississippi. Col/HCA contributed Vicksburg Medical Center. The Company's subsidiary and its physician shareholders contributed ParkView Regional Medical Center and affiliated businesses. The Company, through its subsidiary, has a majority equity interest in the joint venture and is the manager. During the nine months ended March 31, 1998, the Company acquired two hospitals and affiliated health care entities and sold its remaining interest in a hospital. In addition, the Company contributed one hospital and paid approximately $23 million in exchange for equity interests in joint ventures that own and operate three hospitals in Las Vegas, Nevada. Hospital and affiliated business acquisitions are summarized as follows (in thousands):

                                                                      Nine Months
                                                                         Ended
                                                                        March 31
                                                             -------------------------------
                                                                1999                  1998
                                                             ---------             ---------
            Fair value of assets acquired                    $ 238,713             $ 155,080
            Fair value of liabilities assumed                  (18,155)              (13,723)
            Contributions from minority investors               (4,125)                   --
                                                             ---------             ---------
            Net cash used for acquisitions                   $ 216,433             $ 141,357
                                                             =========             =========

The foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price associated with certain of the acquisitions has been determined by the Company based upon available information and is subject to further refinement. The operating results of the acquisitions, sales and hospitals contributed to joint ventures have been included in the accompanying consolidated statements of income for periods subsequent to acquisition and for periods prior to disposal of controlling interests. The operating results of the Las Vegas joint venture which is accounted for on the equity method has been included in the accompanying consolidated statements of income for periods subsequent to the formation of the joint venture.

The following unaudited pro forma results of operations give effect to the operations of the joint ventures and the entities acquired, sold and contributed to joint ventures in fiscal 1999 and 1998 as if the respective transactions had occurred at the beginning of the period presented (in thousands, except per share data):

                                     Three Months                          Nine Months
                                        Ended                                 Ended
                                       March 31                             March 31
                            -----------------------------       ---------------------------------
                                1999              1998                1999                1998
                            -----------       -----------       -------------       -------------
Net operating revenue       $   452,567       $   447,725       $   1,317,037       $   1,323,066
Net income                       18,403            29,319              23,201              68,338
Earnings per common
  share:
      Basic                        0.25              0.39                0.32                0.92
      Diluted                      0.25              0.38                0.31                0.89


The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

4.  LONG-TERM DEBT

In March 1999, the Company amended its credit facility to provide increased flexibility. The amended credit facility consists of an $850 million secured revolving credit facility expiring November 26, 2002. The Company has the option to request an incremental one-year extension subject to approval of 100% of the lenders on each anniversary date of the initial execution of the credit agreement. The revolving line of credit bears interest, at the Company's option, at generally the lender's base rate, swing-line rate, or a fluctuating rate ranging from .55 to 1.55 percentage points above LIBOR. The Company pays a facility fee ranging from .20 to .45 percentage points on the commitment. The interest rate margins and facility fee rates are based on the Company's leverage ratio. The maximum permitted leverage ratio increased from 3.5 to 4.0 with a further contingent increase to 4.5 subject to the issuance of a minimum of $150.0 in subordinated debt. The net worth covenant was reset to a minimum level of $500.0 million. Substantially all stock of the Company's subsidiaries has been pledged under the terms of the amended credit facility. The Company may prepay the amount outstanding at any time.

5.  WRITE-DOWN OF ASSETS AND INVESTIGATION AND LITIGATION RELATED COSTS

During the nine months ended March 31, 1999, the Company recorded the following pre-tax write-down of assets and investigation and litigation related costs (in thousands):

         Write-down of assets                                     $29,873
         Investigation and litigation related costs                 3,766
                                                                  -------
         Total                                                    $33,639
                                                                  =======

The Company recorded $25.6 million intangible asset write-downs relating to certain physician practices and a $4.2 million write-down of assets primarily related to Park Medical Center (See note 10). The write-down of assets resulted primarily from (1) the review of expected future cash flows of the Company's physician practices and (2) the write-down of the carrying value of Park Medical Center to estimated fair value. The revised carrying value of Park Medical Center was based on discussions the Company had with a third party interested in buying the facility. The Company's review of its physician practices was a result of recent changes in the physician practice management industry and the accumulation of sufficient historical financial information as a basis for changing estimated future cash flows. In addition, the Company incurred $3.8 million in investigation and litigation related costs related primarily to the qui tam and shareholder actions against the Company (See Note 9).

6.  INCOME TAXES

The provision for income taxes for the three months and nine months ended March 31, 1999 and 1998 is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes due to permanent differences and the provision for state income taxes. The provision for income taxes for the nine months ended March 31, 1999 also differs from the expected income tax provision due to nondeductible intangible assets included in the asset write-downs.

7.  EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents consisting of stock options. Outstanding options to purchase 4,449,000 and 4,023,000 shares of common stock were not included in the computation of earnings per share for the three and nine months ended March 31, 1999 and 1998, respectively, because the options' exercise prices were greater than the average market price of the common stock (See Note 8).

8.  STOCKHOLDERS' EQUITY AND STOCK BENEFIT PLANS

Common stock: In August 1998, the Board of Directors authorized the repurchase of up to 3,000,000 shares of common stock. In October 1998, the Board of Directors authorized the repurchase of up to 5,000,000 additional shares of common stock. Shares purchased under the program may be used, to satisfy the Company's obligations under its stock-based employee benefit plans. As of March 31, 1999, the Company had repurchased 3,585,000 million shares for an aggregate purchase price of $48.1 million. All of these shares were purchased in open market transactions. The Company has not repurchased any shares since November 11, 1998.

Stock options: In March 1999, the Company's Board of Directors approved a plan to allow employees to exchange "underwater" stock options, which had exercise prices higher than the market price of the Company's common stock. Based on the exchange, the Company canceled 5,158,000 options at exercise prices ranging from $12.09 to $33.06 and issued 3,580,000 options at an exercise price of $9.00. Using the Black-Scholes option valuation model, the number of options outstanding was reduced to offset the lower exercise prices of the options. The estimated economic value of the grants was generally unchanged as a result of the exchange. Under the proposed interpretation of APB Opinion No. 25, repriced options would receive variable-award accounting. Should the proposed interpretation become effective, the repriced options will vest and terminate thirty days after the effective date of the interpretation, removing variable-award accounting (See Note 2). As of March 31, 1999, there were 6,407,000 options outstanding with a weighted average exercise price of $9.70.

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

Income Taxes

The Internal Revenue Service (IRS) is in the process of conducting examinations of the Company's federal income tax returns for the fiscal years ended June 30, 1993 through 1998. The IRS has proposed certain adjustments to the Company's federal income tax returns for the fiscal years ending June 30, 1993 through 1995. The most significant adjustments involved the tax accounting methods adopted for computing bad debt expense and the valuation of purchased hospital property, plant and equipment and related depreciable lives. The Company intends to protest substantially all of the proposed adjustments through the appeals process of the IRS. In the opinion of management, the ultimate outcome of the IRS examinations will not have a material effect on the Company's results of operations or financial position.

Impact of Year 2000

As with most other industries, hospitals and affiliated health care entities use information systems that may misidentify dates beginning January 1, 2000 or earlier, thereby resulting in system or equipment failures or miscalculations. Information systems include computer programs, building infrastructure components and computer-aided biomedical equipment. The Company's position is that it is not responsible for ensuring Year 2000 compliance by its managed hospitals, but the Company cannot provide assurance that its managed hospitals will not seek to hold it responsible, or that it will not ultimately be found liable, for any losses they incur arising out of the Year 2000 problem. The Company has a Year 2000 strategy for its owned hospitals that includes phases for education, inventory and assessment of applications and equipment at risk, conversion/remediation/replacement, validation and post-implementation. The Company can provide no assurances that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties or that the Company will not experience difficulties obtaining resources needed to make modifications to or replace the Company's affected systems and equipment. Failure by the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and its ability to provide health care services. Consequently, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.

Litigation

The Company currently, and from time to time, is expected to be subject to claims, suits and investigations arising in the ordinary course of business. Except as described below, the Company is not currently a party to any such proceeding which, in management's opinion, could have a material effect on the Company's results of operations or financial position.

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

Accordingly, in January 1999, the Company filed motions with the court asking to be separated from the case against co-defendant Columbia/HCA. The government did not oppose the motion to separate the cases against Columbia/HCA and the Company.

The February 2, 1999 complaint alleges that the Company, on behalf of hospitals it managed between 1985 and 1995 and hospitals it owned from 1990 to the present, violated the False Claims Act by filing false Medicare cost reports. The government asserts that the false claims in the cost reports are reflected in "reserve analyses" created by the Company. The complaint also alleges that such filings were the result of Company policy.

The Company believes that the government has incorrectly interpreted Company policies and the purpose of allowances under generally accepted accounting principles.

On February 16, 1999, the Company learned that the court granted the Company's motion to separate the cases against it and Columbia/HCA. The court further ordered the government to file a new complaint against the Company by February 24, 1999, which it did. The government's new complaint is similar to the one filed on February 2, 1999.

On March 9, 1999, the court appointed a mediator to facilitate settlement discussions between the Company and the government. The Company had earlier requested that a mediator be appointed, a request that the government had opposed. The first meeting with the mediator is scheduled for June 11, 1999.

On April 15, 1999, the Company filed several motions to dismiss the government's complaint in whole or in part as well as a motion to dismiss the relator from the case.

On March 31, 1999, the plaintiffs caused subpoenas to be issued to approximately 200 current and former managed hospitals seeking various documents. On April 21, 1999, the court granted the Company's motion to stay these subpoenas temporarily pending a ruling on the Company's motion for a longer stay which, if granted, would remain in place until the court ruled on the Company's motions to dismiss.

The Company's objective is a timely and fair resolution of the case.

In May 1998, the Company learned that it is a named defendant in a separate qui tam case when it received a letter from a U.S. Attorney. The complaint alleges violations of Medicare laws governing the home health operations at two of the Company's hospitals. The complaint was filed under seal in June 1996 by a former employee who was discharged by the Company in April 1996. The purpose of the letter from the U.S. Attorney was to allow the Company an opportunity to evaluate the results of the government's investigation to date and to discuss with the government the allegations made in the complaint, prior to the government making a decision as to whether it will intervene as a plaintiff in the case. The lawsuit remains under seal for all other purposes. The Company is cooperating fully with the U.S. Attorney's Office. The Company has responded to requests for documents and made several of its employees available for interviews. If any violation of the law is found, the Company intends to pursue an amicable settlement.

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

Shareholder Litigation

On October 23, November 2 and November 23, 1998, lawsuits were filed by separate stockholders in the U.S. District Court for the Middle District of Tennessee. On January 5, 1999, the court consolidated these cases into a single lawsuit. The plaintiffs filed an amended complaint on March 5, 1999. The plaintiffs seek to represent a class comprised of all individuals who purchased the Company's common stock from October 25, 1995 through October 21, 1998, exclusive of insiders of the Company and their immediate families. The consolidated complaint names as defendants several officers of the Company and one of its outside directors. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs claim that the Company materially inflated its net revenues during the class period by including in those net revenues amounts received from the settlement of cost reports that had allegedly been filed in violation of applicable Medicare regulations years earlier and that, because of this practice, this statement, which first appeared in Quorum's Form 10-K filed in September 1996, was false: "The Company believes that its owned hospitals are in substantial compliance with current federal, state, local, and independent review body regulations and standards." On May 7, 1999, the Company filed a motion to dismiss the complaint. The Company intends to defend vigorously the claims and allegations in this action.

On November 2, 1998, a lawsuit was filed against the Company, all of its current directors and two former directors in the U.S. District Court for the Northern District of Alabama. On January 14, 1999, this suit was transferred by agreement of the parties to the U.S. District Court for the Middle District of Tennessee. On February 16, 1999, the defendants filed a motion to dismiss the complaint. In response, the plaintiff amended his complaint. The amended complaint asserts four claims: a shareholders' derivative claim for breach of fiduciary duty, a shareholders' derivative claim for violations of the Racketeer Influenced and Corrupt Organizations Act, a shareholders' derivative claim for injunctive relief, and a purported class action claim for breach of fiduciary duty. As the basis for each of these claims, plaintiff alleges in the amended complaint that the defendants were in 1993 made specifically aware that the Company was filing illegal cost reports and that the defendants "mandated" that the illegal acts continue in violation of applicable Medicare and Medicaid reimbursement laws. All of the defendants plan to vigorously defend this litigation. The defendants filed a new motion to dismiss on April 30, 1999.

10.  SUBSEQUENT EVENTS

Effective April 8, 1999, the Company sold Park Medical Center in Columbus, Ohio, which was previously identified as held for sale, for amounts approximating its carrying amounts at March 31, 1999.

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

         On October 22, 1998, the Company issued a press release announcing that it expected its operating results for fiscal 1999 to be below its earlier expectations. On December 11, 1998 the Company stated in a press release that it had further reduced its expectations for fiscal 1999. In its January 26, 1999 press release, the Company stated that it foresaw sustained pressure on revenues and margins through the remainder of fiscal 1999. In its April 22, 1999 earnings press release, the Company announced projected earnings growth, excluding investigation and litigation related costs, of 10-15 percent for fiscal 2000.

         The Company attributes its lowered fiscal 1999 expectations to several factors. The most important of these are: (1) the Company has not maintained the historical operating margins of hospitals owned more than one year, primarily due to increased managed care discounts, changes in Medicare payments arising out of the Balanced Budget Act of 1997 (the Budget Act), and unfavorable changes in estimated third-party payor settlements in the second quarter of fiscal 1999;
(2) hospitals purchased in calendar 1998 did not positively impact the Company's results of operations; (3) Park Medical Center in Columbus, Ohio performed poorly; and (4) the Company completed only two hospital purchases in fiscal 1998. The Company expects continued

---------------

         (1) The term "Quorum" or "the Company" as used herein refers to Quorum Health Group, Inc. and its direct and indirect subsidiaries, unless otherwise stated or indicated by context. The term "subsidiaries" as used herein also means affiliated partnerships and affiliated limited liability companies.

pressure on operating margins due to increased managed care discounts and changes in payments due to the Budget Act. The Company expects the decline in the growth rate of net revenue due to these factors to be less in fiscal 2000 than in fiscal 1999. The Company sold Park Medical Center in April 1999. The Company completed four acquisitions and the joint venture in Vicksburg, Mississippi in fiscal 1999 and does not expect these hospitals to adversely affect earnings in fiscal 2000. While variation in changes in estimated third-party payor settlements is normal in the hospital industry, the Company does not expect on-going settlements to negatively impact the earnings growth rate in fiscal 2000.

IMPACT OF ACQUISITIONS, JOINT VENTURES AND SALES

         During the nine months ended March 31, 1999, the Company acquired four hospitals and affiliated health care entities and entered into operating lease agreements to lease certain land and buildings in connection with the acquisitions. In addition, a majority-owned subsidiary of the Company and a subsidiary of Columbia/HCA Healthcare Corp.(Col/HCA)formed River Region Health System, a joint venture in Vicksburg, Mississippi. Col/HCA contributed Vicksburg Medical Center. The Company's subsidiary and its physician shareholders contributed ParkView Regional Medical Center and affiliated businesses. The Company, through its subsidiary, has a majority equity interest in the joint venture and is the manager of the joint venture. During fiscal 1998, the Company acquired two hospitals and affiliated health care entities, contributed three hospitals in exchange for equity interests in joint ventures that own and operate seven hospitals and sold its remaining interest in a Nebraska hospital.

         Effective April 8, 1999 the Company sold Park Medical Center in Columbus, Ohio, which was previously identified as held for sale.

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

         During a transition period after the acquisition of a hospital, the Company has typically taken a number of steps to lower operating costs. The impact of such actions can be partially offset by cost increases to expand the hospital's services, strengthen its medical staff and improve its market position. The benefits of these investments and of other activities to improve operating margins may not occur immediately. Additionally, operations at acquired hospitals may deteriorate before or after the purchase date. This may be a result of physician practice patterns, loss of physicians, decreased local management focus or turnover. In addition, higher discounts to non-governmental payors and changes in Medicare payments arising out of the Budget Act have made it more difficult to improve operating margins at acquired hospitals.

         The financial performance of the Company's hospitals acquired in calendar 1998 adversely affected the Company's operating margin and results of operations during the nine months ended March 31, 1999. Furthermore, the Company expects that its recent acquisitions will continue to reduce its operating margins and may reduce results of operations during the remainder of fiscal 1999. In light of changes in payments from Medicare and managed care payors, increased pricing pressures for acquired hospitals and the substantial number of transactions already completed in fiscal 1999, the Company expects fewer hospitals to meet its acquisition criteria in the near future.

         For the Company to achieve its targeted growth rates, acquired facilities must show improved operating results more quickly than in the past. Additionally, as the Company grows, it depends on a greater volume of acquisitions, or acquisitions of a larger size, to maintain its targeted growth rate.

SELECTED OPERATING STATISTICS - OWNED HOSPITALS

         The following table sets forth certain operating statistics for the Company's owned hospitals for each of the periods presented. The results of the owned hospitals for the three months ended March 31, 1999 (i) include three months of operations for twenty-one hospitals and the Las Vegas and Macon joint ventures accounted for using the equity method, (ii) include a partial period for one hospital acquired and (iii) exclude the hospital sold and the three hospitals contributed to joint ventures in fiscal 1998. The results of the owned hospitals for the three months ended March 31, 1998 include three months of operations for eighteen hospitals and partial periods for the Las Vegas joint venture accounted for using the equity method, the hospital contributed to the joint venture and one hospital acquired during such period.

         The results of the owned hospitals for the nine months ended March 31, 1999 (i) include nine months of operations for eighteen hospitals and the Las Vegas and Macon joint ventures accounted for using the equity method, (ii) include partial periods for three hospitals acquired and one hospital contributed by Col/HCA to a joint venture controlled by the Company, and (iii) exclude the hospital sold and the three hospitals contributed to joint ventures in fiscal 1998. The results of the owned hospitals for the nine months ended March 31, 1998 include nine months of operations for seventeen hospitals and partial periods for the Las Vegas joint venture accounted for using the equity method, the hospital contributed to the joint venture, the hospital divested and two hospitals acquired during such period.

                                                     Three Months                       Nine Months
                                                        Ended                              Ended
                                                       March 31                          March 31
                                              -------------------------        -----------------------------
                                                1999             1998             1999               1998
                                              --------         --------        ----------         ----------
Number of hospitals at end of period                22               19                22                 19
Licensed beds at end of period                   4,955            4,188             4,955              4,188
Beds in service at end of period                 4,063            3,420             4,063              3,420
Admissions                                      37,940           32,995           101,273             98,411
Average length of stay (days)                      5.7              5.7               5.6                5.5
Patient days                                   216,355          187,185           569,866            545,627
Adjusted patient days                          356,485          308,690           966,283            899,577
Occupancy rates (average licensed beds)           48.8%            50.5%             45.4%              47.2%
Occupancy rates (average beds in service)         59.5%            61.6%             55.5%              57.2%
Gross inpatient revenues (in thousands)       $459,261         $390,051        $1,199,431         $1,181,082
Gross outpatient revenues (in thousands)      $297,756         $253,198        $  834,362         $  766,171


RESULTS OF OPERATIONS

         The table below reflects the percentage of net operating revenue represented by various categories in the Condensed Consolidated Statements of Income. The results of operations for the periods presented include hospitals acquired and sold and joint ventures as discussed above.

                                             Three Months               Nine Months
                                                Ended                      Ended
                                               March 31                   March 31
                                         -------------------         -------------------
                                         1999           1998          1999         1998
                                         -----         -----         -----         -----
Net operating revenue                    100.0%        100.0%        100.0%        100.0%
Operating expenses (1)                    83.0          79.0          84.2          80.0
Equity in earnings of affiliates          (1.4)          (.5)         (1.4)          (.2)
                                         -----         -----         -----         -----
EBITDAR (2)                               18.4          21.5          17.2          20.2
Leases and rentals                         2.1           1.7           2.0           1.7
                                         -----         -----         -----         -----
EBITDA (2)                                16.3          19.8          15.2          18.5
Depreciation and amortization              5.6           5.5           5.7           5.5
Interest                                   3.3           2.3           3.0           2.5
Write-down of assets and
    investigation and litigation
    related costs                          0.6           5.7           2.7           1.9
Minority interest                          0.1           0.2          (0.3)          0.2
                                         -----         -----         -----         -----
Income before income taxes                 6.7           6.1           4.1           8.4
Provision for income taxes                 2.6           2.7           2.0           3.4
                                         -----         -----         -----         -----
Net income                                 4.1%          3.4%          2.1%          5.0%
                                         =====         =====         =====         =====

---------------
(1) Operating expenses represent expenses before leases and rentals, interest, minority interest, income taxes, depreciation and amortization expense and write-down of assets and investigation and litigation related costs.

(2) EBITDA represents earnings before interest, minority interest, income taxes, depreciation and amortization expense and write-down of assets and investigation and litigation related costs. EBITDAR represents EBITDA before leases and rentals. EBITDA and EBITDAR are commonly used as analytical indicators, and also serve as a measure of leverage capacity and debt service ability. EBITDA and EBITDAR should not be considered measures of financial performance under generally accepted accounting principles, and the items excluded from EBITDA and EBITDAR are significant components in understanding and assessing financial performance. EBITDA and EBITDAR should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the combined financial statements as an indicator of financial performance or liquidity. Because EBITDA and EBITDAR are not measurements determined in accordance with generally accepted accounting principles and are thus susceptible to varying calculations, EBITDA and EBITDAR as presented may not be comparable to other similarly titled measures of other companies.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998

         The Company's net operating revenue was $448.4 million for the three months ended March 31, 1999, compared to $398.3 million for the three months ended March 31, 1998, an increase of $50.1 million or 12.6%. This increase was primarily attributable to five hospital acquisitions during fiscal 1999 and 1998, the hospital contributed by Col/HCA to a joint venture controlled by the Company, and a 1.0% increase in net operating revenue generated by same store hospitals. "Same store hospitals" was calculated by comparing the same periods in both fiscal periods for hospitals owned for one year or more and excluding Park Medical Center. The Company's net operating revenue increase was partially offset by the transfer of three hospitals to joint ventures which are accounted for using the equity method and make no contribution to net operating revenue from the date of transfer.

         The increase in net operating revenue of same store hospitals was primarily attributable to higher volumes, partially offset by lower net operating revenue due to increased managed care discounts and the Budget Act. In fiscal 1999, the Budget Act reduced payments for home health and skilled nursing facility services. In response to payment pressures associated with the Budget Act, the Company has combined some of its home health agencies, reduced costs at its home health agencies and ceased admitting patients to a skilled nursing facility at one hospital.

         Operating expenses were $372.2 million for the three months ended March 31, 1999, compared to $314.6 million for the three months ended March 31, 1998. This was an increase of $57.6 million or 18.3%. Operating expenses as a percent of net operating revenue increased to 83.0% for the three months ended March 31, 1999 from 79.0% for the three months ended March 31, 1998. The Company believes that pressure on hospital payment rates will continue and expenses will have to be lowered to improve margins and achieve the Company's earnings growth targets. Operating expenses as a percent of net operating revenue for owned hospitals increased to 83.6% for the three months ended March 31, 1999 from 79.6% for the three months ended March 31, 1998. This increase was primarily attributable to acquisitions and same store hospitals. Operating expenses as a percent of net operating revenue for recent acquisitions are typically higher than the Company's same store hospitals. For same store hospitals, operating expenses as a percent of net operating revenue increased to 81.7% for the three months ended March 31, 1999 from 79.0% for the three months ended March 31, 1998. The increase was primarily attributable to increases in bad debt, supplies, fees and other operating expenses as a percent of net operating revenue.

         Equity in earnings of affiliates, which was primarily attributable to the Las Vegas and Macon operations, was $6.3 million for the three months ended March 31, 1999, compared to $2.0 million for the three months ended March 31, 1998. This represents an increase of $4.3 million. Equity in earnings of affiliates represented 1.4% of the Company's net operating revenue for the three months ended March 31, 1999 and 0.5% of the Company's net operating revenue for the three months ended March 31, 1998.

         Leases and rentals were $9.2 million for the three months ended March 31, 1999, compared to $6.7 million for the three months ended March 31, 1998. This represents an increase of $2.5 million or 37.6%. Leases and rentals as a percent of net operating revenue increased to 2.1% for the three months ended March 31, 1999 from 1.7% for the three months ended March 31, 1998. This increase was primarily attributable to fiscal 1998 and 1999 acquisitions financed using the Company's End Loaded Lease Financing (ELLF) Agreement.

         EBITDA was $73.2 million for the three months ended March 31, 1999, compared to $79.0 million for the three months ended March 31, 1998. This represents a decrease of $5.8 million or 7.3%. EBITDA as a percent of net operating revenue was 16.3% for the three months ended March 31, 1999 compared to 19.8% for the three months ended March 31, 1998. EBITDA as a percent of net operating revenue for owned hospitals was 15.8% for the three months ended March 31, 1999 compared to 19.4% for the three months ended March 31, 1998. EBITDA as a percent of net operating revenue for same store hospitals was 16.7% for the three months ended March 31, 1999 compared to 19.5% for the three months ended March 31, 1998. EBITDA as a percent of net operating revenue for the Company's management services business was 22.1% for the three months ended March 31, 1999 compared to 24.5% for the three months ended March 31, 1998.

         Depreciation and amortization expense was $25.0 million for the three months ended March 31, 1999, compared to $21.8 million for the three months ended March 31, 1998, an increase of $3.2 million or 14.7%. Depreciation and amortization expense as a percent of net operating revenue increased to 5.6% for the three months ended March 31, 1999 from 5.5% for the three months ended March 31, 1998. This increase was primarily attributable to the opening of the new facility in Florence, South Carolina.

         Interest expense was $14.9 million for the three months ended March 31, 1999, compared to $9.2 million for the three months ended March 31, 1998. This represents an increase of $5.7 million or 62.2%. Interest expense as a percent of net operating revenue increased to 3.3% for the three months ended March 31, 1999 from 2.3% for the three months ended March 31, 1998. This increase was due to fiscal 1998 and 1999 additional borrowings related primarily to acquisitions, the opening of the new South Carolina hospital and the shares repurchased.

         Write-down of assets and investigation and litigation-related costs were $2.7 million for the three months ended March 31, 1999 compared to $22.9 million for the three months ended March 31, 1998. During the three months ended March 31, 1999, the Company incurred $2.7 million in investigation and litigation related costs related primarily to the qui tam and shareholder actions against the Company. During the three months ended March 31, 1998, the Company recorded a write-down of goodwill at its hospital contributed to Valley Health System LLC.

         Minority interest expense was $0.5 million for three months ended March 31, 1999, compared to $0.8 million for the three months ended March 31, 1998. This represents a decrease of $0.3 million. Minority interest expense as a percent of net operating revenue decreased to 0.1% for the three months ended March 31, 1999 from 0.2% for the three months ended March 31, 1998.

         The provision for income taxes was $11.8 million for the three months ended March 31, 1999, compared to $10.8 million for the three months ended March 31, 1998. This represents an increase of $1.0 million or 9.5%. Excluding the write-down of assets, the effective income tax rate was 39.1% for the three months ended March 31, 1999 compared to 39.7% for the three months ended March 31, 1998.

         Net income was $18.4 million for the three months ended March 31, 1999, compared to $13.6 million for the three months ended March 31, 1998. This represents an increase of $4.8 million or 34.6%. Net income as a percent of net operating revenue was 4.1% for the three months ended March 31, 1999 compared to 3.4% for the three months ended March 31, 1998. Excluding the write-down of assets and investigation and litigation related costs, net income as a percent of net operating revenue was 4.5% for the three months ended March 31, 1999 compared to 7.2% for the three months ended March 31, 1998.

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998

         The Company's net operating revenue was $1,223.8 million for the nine months ended March 31, 1999, compared to $1,200.0 million for the comparable period of fiscal 1998. This represents an increase of $23.8 million or 2.0%. The increase in net operating revenue was primarily attributable to six hospital acquisitions during fiscal 1999 and 1998, the hospital contributed by Col/HCA to a joint venture controlled by the Company and a 2.4% increase in management services revenue. The Company's net operating revenue increase was partially offset by a decrease in net operating revenue due to the transfer of three hospitals to joint ventures which are accounted for on the equity method, the sale of the Nebraska hospital, and a 1.5% decrease in net operating revenue generated by same store hospitals.

         The decrease in net operating revenue of same store hospitals was primarily attributable to increased managed care discounts, unfavorable estimated third-party payor settlements in the second quarter of fiscal 1999 and the Budget Act. In fiscal 1999, the Budget Act reduced payments for home health and skilled nursing facility services. In response to payment pressures associated with the Budget Act, the Company has combined some of its home health agencies, reduced costs at its home health agencies and ceased admitting patients to a skilled nursing facility at one hospital. The decrease in net operating revenue at same store hospitals was partially offset by higher volumes.

         Operating expenses were $1,030.3 million for the nine months ended March 31, 1999, compared to $959.8 million for the nine months ended March 31, 1998. This represents an increase of $70.5 million or 7.3%. Operating expenses as a percent of net operating revenue increased to 84.2% for the nine months ended March 31, 1999 from 80.0% for the nine months ended March 31, 1998. Operating expenses as a percent of net operating revenue for owned hospitals increased to 85.2% for the nine months ended March 31, 1999 from 80.6% for the nine months ended March 31, 1998. This increase was primarily attributable to hospital acquisitions and same store hospitals. Operating expenses as a percent of net operating revenue for recent acquisitions are typically higher than the Company's same store hospitals. For same store hospitals, operating expenses as a percent of net operating revenue increased to 83.2% for the nine months ended March 31, 1999 from 79.4% for the nine months ended March 31, 1998. The increase reflects the lower net operating revenue, as discussed above, and operational issues in certain local markets.

         Equity in earnings of affiliates, which was primarily attributable to the Las Vegas and Macon operations, was $16.6 million for the nine months ended March 31, 1999, compared to $2.0 million for the nine months ended March 31, 1998. This represents an increase of $14.6 million. Equity in earnings of affiliates represented 1.4% of the Company's net operating revenue for the nine months ended March 31, 1999 and 0.2% of the Company's net operating revenue for the nine months ended March 31, 1998.

         Leases and rentals were $24.5 million for the nine months ended March 31, 1999, compared to $20.1 million for the nine months ended March 31, 1998. This represents an increase of $4.4 million or 21.9%. Leases and rentals as a percent of net operating revenue increased to 2.0% for the nine months ended March 31, 1999 from 1.7% for the nine months ended March 31, 1998. This increase was primarily attributable to fiscal 1998 and 1999 acquisitions financed using the Company's ELLF Agreement.

         EBITDA was $185.6 million for the nine months ended March 31, 1999, compared to $222.2 million for the nine months ended March 31, 1998. This represents a decrease of $36.6 million or 16.5%. EBITDA as a percent of net operating revenue was 15.2% for the nine months ended March 31, 1999 compared to 18.5% for the nine months ended March 31, 1998. EBITDA as a percent of net operating revenue for owned hospitals was 14.3% for the nine months ended March 31, 1999 compared to 18.0% for the nine months ended March 31, 1998. EBITDA as a percent of net operating revenue for same store hospitals was 15.3% for the nine months ended March 31, 1999 compared to 19.1% for the nine months ended March 31, 1998. EBITDA as a percent of net operating revenue for the Company's management services business was 23.5% for the nine months ended March 31, 1999 compared to 24.1% for the nine months ended March 31, 1998.

         Depreciation and amortization expense was $69.4 million for the nine months ended March 31, 1999, compared to $65.9 million for the nine months ended March 31, 1998, an increase of $3.5 million or 5.5%. Depreciation and amortization expense as a percent of net operating revenue increased to 5.7% for the nine months ended March 31, 1999 from 5.5% for the nine months ended March 31, 1998. This increase was primarily attributable to the opening of the new facility in Florence, South Carolina and the decrease in net operating revenue of same store hospitals, as discussed above.

         Interest expense was $36.8 million for the nine months ended March 31, 1999, compared to $30.4 million for the nine months ended March 31, 1998. This represents an increase of $6.4 million or 20.9%. Interest expense as a percent of net operating revenue increased to 3.0% for the nine months ended March 31, 1999 from 2.5% for the nine months ended March 31, 1998. This increase was due to additional borrowings in fiscal 1998 and part of fiscal 1999 primarily related to acquisitions and shares repurchased. This increase in interest expense was partially offset by the termination of two interest rate swap agreements in September 1998.

         During the nine months ended March 31, 1999, the Company recorded write-downs of assets and investigation and litigation related costs of approximately $33.6 million compared to $22.9 million for the nine months ended March 31, 1998. The Company recorded $25.6 million intangible asset write-downs relating to certain physician practices and a $4.2 million write-down of assets primarily related to Park Medical Center. The write-down of assets resulted primarily from (1) the review of expected future cash flows of the Company's physician practices and (2) the write-down of the carrying value of Park Medical Center to estimated fair value. The revised carrying value of Park Medical Center was based upon discussions the Company had with a third party interested in buying the facility. The Company's review of its physician practices was a result of recent changes in the physician practice management industry and the accumulation of sufficient historical financial information as a basis for changing estimated future cash flows. In addition, the Company incurred $3.8 million in investigation and litigation related costs related primarily to the qui tam and shareholder actions against the Company. During the nine months ended March 31, 1998 the Company recorded a write-down of goodwill at its hospital contributed to Valley Health System LLC.

         Minority interest income was $4.1 million for the nine months ended March 31, 1999, compared to minority interest expense of $2.7 million for the nine months ended March 31, 1998. This represents a decrease of $6.8 million. Minority interest income as a percent of net operating revenue was 0.3% for the nine months ended March 31, 1999 compared to minority interest expense of 0.2% for the nine months ended March 31, 1998. This increase was primarily attributable to the intangible asset write-downs and operational issues in certain local markets with minority ownership.

         The provision for income taxes was $24.7 million for the nine months ended March 31, 1999, compared to $40.9 million for the nine months ended March 31, 1998. This represents a decrease of $16.2 million or 39.7%. Excluding the asset write-downs, the effective income tax rate was 39.1% for the nine months ended March 31, 1999 compared to 39.7% for the nine months ended March 31, 1998. The asset write-downs were tax effected at 21.0% due to the effect of certain intangible assets which the Company is not able to deduct.

         Net income was $25.1 million for the nine months ended March 31, 1999, compared to $59.4 million for the nine months ended March 31, 1998. This represents a decrease of $34.3 million or 57.7%. Net income as a percent of net operating revenue was 2.1% for the nine months ended March 31, 1999 compared to 5.0% for the nine months ended March 31, 1998. Excluding the write-down of assets and investigation and litigation related costs, net income as a percent of net operating revenue was 4.0% for the nine months ended March 31, 1999 compared to 6.2% for the nine months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had working capital of $257.1 million, including cash of $16.5 million. The ratio of current assets to current liabilities was 2.3 to 1.0 at March 31, 1999 compared to 2.2 to 1.0 at June 30, 1998.

         The Company's cash requirements excluding acquisitions and the replacement hospital have historically been funded by cash generated from operations. Cash generated from operations was $81.7 million for the nine months ended March 31, 1999 and $85.7 million for the nine months ended March 31, 1998.

         The billing and collection of accounts receivable by hospitals is very difficult because of the complexity of the Medicare and Medicaid regulations, increases in managed care, hospital personnel turnover including business office managers, computer system conversions by hospital and government authorities, dependence of hospitals on physician documentation of medical records, and the subjective judgment involved in submitting Medicare and Medicaid bills. There can be no assurance that this complexity will not negatively impact the Company's future cash flow or results of operations.

         Capital expenditures excluding acquisitions for the nine months ended March 31, 1999 were $96.1 million as compared to $105.7 million for the nine months ended March 31, 1998. Capital expenditures may vary from year to year depending on facility and service improvements made by the owned hospitals. In November 1998, the Company completed construction of and opened a replacement hospital and two medical office buildings in Florence, South Carolina. This was done using capital expenditures of approximately $32.6 million for the nine months ended March 31, 1999. The total project cost was approximately $95 million. In fiscal 1999, excluding acquisitions, the Company expects to make capital expenditures from $125 million to $135 million. These capital expenditures include costs for the Carolinas construction project. In fiscal 2000, excluding acquisitions, the Company expects to make capital expenditures from $90 million to $100 million.

         During the nine months ended March 31, 1999, the Company used $216.4 million in cash for acquisitions. The Company acquired four hospitals and affiliated health care entities in connection with the acquisitions. The Company also entered into operating lease agreements to lease certain land and buildings with an estimated fair value of $108.7 million. In addition, the Company acquired a majority equity interest in a hospital contributed by Col/HCA to a joint venture controlled by the Company. During fiscal 1998, the Company used $131.7 million in cash for acquisitions. The Company acquired two hospitals and affiliated health care entities, contributed three hospitals in exchange for equity interests in joint ventures and sold its remaining interest in a Nebraska hospital.

         Effective April 8, 1999 the Company sold Park Medical Center in Columbus, Ohio, which was previously identified as held for sale for amounts approximating its carrying amounts at March 31, 1999.

         In August 1998, the Board of Directors authorized the repurchase of up to 3,000,000 shares of common stock. In October 1998, the Board of Directors authorized the repurchase of up to 5,000,000 additional shares of common stock. Shares purchased under the program may be used to satisfy the Company's obligations under its stock-based employee benefit plans. As of May 1, 1999 the Company had repurchased 3,585,000 million shares for an aggregate purchase price of $48.1 million. All of these shares were purchased in open market transactions. The Company has not repurchased any shares since
November 11, 1998.

         In March 1999, the Company's Board of Directors approved a plan to allow employees to exchange "underwater" stock options, which had exercise prices higher than the market price of the Company's common stock. Based on the exchange, the Company canceled 5,158,000 options at exercise prices ranging from $12.09 to $33.06 and issued 3,580,000 options at an exercise price of $9.00. Using the Black-Scholes option valuation model, the number of options outstanding was reduced to offset the lower exercise prices of the options. The estimated economic value of the grants was generally unchanged as a result of the exchange. Under the proposed interpretation of APB Opinion No. 25, repriced options would receive variable-award accounting. Should the proposed interpretation become effective, the terms of the repriced options provide that they will vest and be terminated thirty days after the effective date of the interpretation, removing variable-award accounting. As of March 31, 1999, there were 6,407,000 million options outstanding with a weighted average exercise price of $9.70.

         The Company intends to acquire additional acute care facilities, and is actively seeking out such acquisitions. In light of changes in payments from Medicare and managed care payors, increased pricing pressures for acquired hospitals and the substantial number of transactions already completed in fiscal 1999, the Company expects fewer hospitals to meet its acquisition criteria in the near future.

         In March 1999, the Company amended its credit facility to provide increased flexibility. The amended credit facility consists of an $850 million secured revolving credit facility expiring November 26, 2002. The Company has the option to request an incremental one-year extension subject to approval of 100% of the lenders on each anniversary date of the initial execution of the credit agreement. The revolving line of credit bears interest, at the Company's option, at generally the lender's base rate, swing-line rate, or a fluctuating rate ranging from .55 to 1.55 percentage points above LIBOR. The Company pays a facility fee ranging from .20 to .45 percentage points on the commitment. The interest rate margins and facility fee rates are based on the Company's leverage ratio. The maximum permitted leverage ratio was increased from 3.5 to 4.0 with a further contingent increase to 4.5 subject to the issuance of a minimum of $150.0 in subordinated debt. The net worth covenant was reset to a minimum level of $500.0 million. Substantially all stock of the Company's subsidiaries has been pledged under the terms of the amended credit facility. The Company may prepay the amount outstanding at any time.

         At May 4, 1999, the Company had $113.3 million available under its $850.0 million revolving credit facility and $9.7 million available under its $150.0 million ELLF agreement. The Company continually reviews its capital needs. The Company may need to seek additional equity or debt financing to be prepared for attractive acquisition opportunities and to meet other needs.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         The Company's interest expense is sensitive to changes in the general level of U.S. interest rates. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains 50%-75% of its debt as fixed rate in nature either by borrowing on a long-term basis or entering into interest rate swap transactions. The interest rate swap agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. The interest rate swap agreements do not constitute positions independent of the underlying exposures. The Company's policy is to not hold or issue derivative instruments for trading purposes and to not be a party to any instruments with leverage features. Certain swap agreements allow the counter-party a one-time option at the end of the initial term to cancel the agreement or a one-time option at the end of the initial term to extend the swaps for an incremental period of up to five years. The Company is exposed to credit losses in the event of nonperformance by the counter-parties to its financial instruments. The counter-parties are creditworthy financial institutions and the Company anticipates that the counter-parties will be able to fully satisfy their obligations under the contracts. For the nine months ended March 31, 1999 and 1998, the Company received a weighted average rate of 5.4% and 5.9% and paid a weighted average rate of 5.7% and 6.1%, respectively.

         The table below presents information about the Company's market-sensitive financial instruments, including long-term debt and interest rate swaps as of March 31, 1999. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date (assuming the options to extend are not exercised) and weighted average interest rates based on rates in effect at March 31, 1999. The fair values of long-term debt and interest rate swaps were determined based on quoted market prices at March 31, 1999 for the same or similar issues.

                    Maturity Date, Fiscal Year Ending June 30
                    -----------------------------------------

                                                                                                                    March 31,
                                                                                                                      1999
(Dollars in millions)                                                                                              Fair Value
                                                                                           There-                      of
                                1999      2000       2001        2002          2003        after        Total      Liabilities
                                ----      ----       ----        ----          ----        -----        -----      -----------
Long-term debt:
Fixed rate long-term debt    $  0.8      $0.9        $0.7        $  0.6       $  0.6       $151.7       $155.3        $153.1
Average interest rates          7.6%      7.6%        7.7%          7.7%         7.7%         8.7%
Variable rate long-
   term debt                                                                  $757.0                    $757.0        $757.0
Average interest rates                                                           6.1%

Interest rate swaps:
Pay fixed/receive
 variable notional amounts   $100.0                                           $400.0                    $500.0        $ 12.3
Average pay rate                4.9%                                             5.9%
Average receive rate            5.0%                                             5.0%


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

         The Company's Year 2000 strategy is led by its Vice President of Corporate Services. In July 1998, the Company retained an outside firm to provide consulting services and to assist the Company in implementing its Year 2000 strategy. The Company also has a Year 2000 steering committee to assist in coordinating the Year 2000 implementation. The Company's Year 2000 strategy addresses hospitals it owns and those it manages.

Managed Hospitals

         In December 1998, the Company notified the owners of the managed hospitals that the Company does not possess the consulting or other expertise specifically designed to assist hospitals with their Year 2000 readiness. The Company recommended that the managed hospitals engage outside consultants to assist them in their Year 2000 compliance efforts. The Company also recommended that each managed hospital create a Year 2000 committee charged with the design, implementation and day-to-day oversight of the managed hospital's Year 2000 compliance efforts and that the governing board of each managed hospital receive regular monthly reports from such Year 2000 committee. The Company also has developed educational materials to inform the owners of the hospitals it manages about the Year 2000 problem. The Company is presently monitoring the progress of the response by the hospitals it manages to the Year 2000 problem. The Company is also identifying additional third-party resources which the managed hospitals may use to assist them in addressing the Year 2000 problem.

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

Owned Hospitals and Corporate Office

         The Company has a Year 2000 strategy for its owned hospitals that includes phases for education, inventory and assessment of applications and equipment at risk, conversion/remediation/ replacement, validation (including testing) and post-implementation. The Company's strategy also includes development of contingency plans to address potential disruption of operations arising from the Year 2000 problem.

Education

         The Company has completed the education phase of its Year 2000 strategy. Education will continue to be provided throughout the Year 2000 implementation process.

Tier Approach  - Owned Hospitals

         The Company has adopted a "tier approach" for Year 2000 project completion. Tier 1 addresses applications and equipment that have a direct impact on patient safety and health or is essential to daily operation of the hospital. Tier 2 represents applications and equipment that are critical to continued business operations, but not required to provide day-to-day service to the patients and for which a viable alternative exists. Tier 3 indicates applications and equipment not essential to daily operation of the hospital.

Financial Application Software and Hardware - Owned Hospitals

         The Company has completed an initial assessment of financial application software used in its owned hospitals in such areas as patient accounting and financial reporting. Fourteen hospitals have been advised by the manufacturers of their financial software systems that their software is substantially Year 2000 compliant. Four owned hospitals are scheduled to convert by December 1999 (revised from September 1999) to a financial software system which is represented by the manufacturer to be Year 2000 compliant. The Company has scheduled upgrades for the remaining three hospitals to be completed by December, 1999, revised from September 1999. The Company has developed Year 2000 testing guidelines. The Company is currently evaluating testing costs and software vendors' Year 2000 compliance assurances to define how and to what extent it will conduct Year 2000 testing of these systems. A schedule for testing of these systems has not yet been developed.

Clinical and Other Software and Hardware - Owned Hospitals

         With respect to other software and related computer equipment, including patient care and ancillary software, the owned hospitals are in the inventory and assessment stage. The Company has substantially completed the inventories and anticipates completing the inventory and assessment phase in May 1999 and Tier 1 remediation by December 1999, revised from September 1999.

Biomedical Equipment and Building Infrastructure - Owned Hospitals

         The Company is completing the inventory and assessment phase and has begun the conversion/remediation/replacement and validation phases of the owned hospital systems such as biomedical equipment and building infrastructure components. The Company has substantially completed the inventories and anticipates completing the first round of assessments in May 1999, revised from March 1999. The Company is using an outside vendor to gather and monitor manufacturer Year 2000 compliance information of biomedical equipment and building infrastructure. This information is used in the assessment phase of the Company's Year 2000 program. The Company has submitted inventories to the vendor for all of its hospitals.

         The Company has developed testing guidelines designed to verify Year 2000 readiness. A third party vendor has been contracted to perform Year 2000 testing of Tier 1 devices. It is the Company's policy that no Tier 1 device will be used without reasonable assurance that it will perform properly. Such assurance may take the form of testing or assurance from the vendor of Year 2000 compliance.

         The Company has estimated dates for completing subsequent phases with respect to equipment and infrastructure in its owned hospitals. All phases of the Year 2000 project for Tier 1 are estimated for completion by September 1999.

Business Partners Year 2000 Readiness

         The Company has also developed an inventory of those business partners which are most important to its ongoing operations. "Business partners" are vendors that provide services, such as banks or utilities, or products, such as medical supply manufacturers and drug distributors. The Company is using an outside vendor to gather Year 2000 compliance and readiness information for these business partners. The outside vendor is asking each Tier 1 business partner to ascertain and report on their Year 2000 readiness, including contingency plans. The Company is also communicating directly with certain key business partners about Year 2000 readiness and contingency planning. The Company anticipates this will be an ongoing activity for the balance of calendar 1999.

Costs

         The Company believes that Year 2000-related remediation costs incurred through March 31, 1999 have not been material to its results of operations. The Company's consultants have initially estimated the total costs to be incurred for completion of its Year 2000 strategy between $16 million and $37 million. This estimate is primarily based on industry averages and excludes costs associated with the accelerated purchase of financial application software and hardware upgrades and conversions. Approximately half is estimated to be capital costs and half is estimated to be operating costs. The Company earmarked a portion of its current year capital budget as contingency funds and expects that substantially all of the current year capital costs can be accommodated within the current budget. Most of the estimated additional current year operating costs were not budgeted as separate Year 2000 expenses given the early and tentative nature of the estimates. The Company is reviewing to what extent existing resources can be reallocated to the Year 2000 problem and how otherwise to fund these operating costs. All cost estimates are preliminary and are expected to be revised as the project progresses.

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

Risks of Year 2000 Issues

         The Company believes today that the most reasonably likely worst case scenario will involve (1) malfunctions in clinical computer software and hardware at owned hospitals, (2) malfunctions in biomedical equipment at owned hospitals, (3) temporary disruptions in delivery of medical supplies and utility services to owned hospitals and (4) temporary disruptions in payments, especially payments from Medicare and other government programs. The Company expects these events will result in increased expense as the affected hospital(s) refer tests and other procedures to other parties, access alternative suppliers and increase staffing to assure adequate patient care. These events may also cause lost revenue for procedures which its hospitals are unable to perform. For example, a hospital will suspend a service if Year 2000 compliant equipment required for that service is unavailable. Disruptions in payments will adversely affect the Company's cash flow. The foregoing assessment is based on information currently available to the Company. The Company will revise its assessment as it implements its Year 2000 strategy. The Company can provide no assurances that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties or that the Company will not experience difficulties obtaining resources needed to make modifications to or replace the Company's affected systems and equipment. Failure by the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and its ability to provide health care services. Consequently, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations. The Company's Year 2000 readiness program is an ongoing process and the risk assessments and estimates of costs and completion dates for various phases of the program are subject to change. The cost of the Year 2000 program and the dates on which the Company believes the phases of the program will be completed are based on management's best estimates, which were derived using numerous assumptions of future events. Factors that could cause such changes include availability of qualified personnel and consultants, the actions of third parties and material changes in governmental regulations. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

         The Company has experienced reductions in payments for outpatient and home health services in the interim period prior to implementation of PPS, as well as reductions in payments under PPS for skilled nursing facilities. The number of home health visits has declined for both the industry and the Company. In response to the Budget Act, the Company has consolidated certain home health agencies, reduced costs at its home health agencies and ceased admitting patients to a skilled nursing facility at one hospital.

         The Budget Act has reduced the Company's ability to maintain its historical rate of net revenue growth and operating margins. The Budget Act and further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and the Company. The Company expects continuing pressure to limit expenditures by governmental health care programs. The Clinton Administration has proposed a federal budget under which acute care hospitals would receive no increases for inpatient operating payment rates effective October 1, 1999 through September 30, 2000.

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

         To assist the owned hospital management teams in evaluating and negotiating contracts and obtaining better pricing, the Company employs managed care experts. The Company has canceled silent PPO contracts in several markets and is currently reviewing other markets for possible silent PPO activity. Additionally, the Company plans to install managed care information systems in its owned hospitals to improve the information available to management and to help ensure that the Company is paid at the contracted amounts. The trend toward managed care, including indemnity insurance and employer plans which pay less than full charges, health maintenance organizations, preferred provider organizations and various other forms of managed care, has and may continue to adversely affect the Company's ability to maintain its historical rate of net revenue growth and operating margins.

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

         In fiscal 1999, there has been a substantial decline in volumes in the Company's home care agencies. The Company believes that home care volumes have begun to stabilize in recent months. Over the long term, the Company expects the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. Outpatient revenue of the Company's owned hospitals was approximately 41.0% of gross patient service revenue for the nine months ended March 31, 1999 and

39.3% of gross patient service revenue for the nine months ended March 31, 1998.

         Until this fiscal year, the Company's historical financial trend has been favorably impacted by the Company's ability to successfully acquire acute care hospitals. The Company believes that trends in the health care industry described above may create possible future acquisition opportunities. The Company faces competition in acquiring hospitals from a number of well-capitalized organizations. Many states have implemented new review processes by the Attorneys General of not-for-profit hospital acquisitions, resulting in delays to close an acquisition. Additionally, some hospitals are sold through an "auction" process, which may result in higher purchase prices being paid by competitors for those properties than the Company believes are reasonable. The Year 2000 problem may reduce the number of suitable hospital acquisition candidates. As the Company grows, it depends on a greater volume of acquisitions, or acquisitions of a larger size, to achieve its target growth rates. There can be no assurances that the Company can achieve its target growth rate through hospital acquisitions and the successful integration of hospitals into its system. The financial performance of the Company's recent acquisitions has adversely affected the Company's operating margin and results of operations during fiscal 1999. In light of changes in payments from Medicare and managed care payors, increased pricing pressures for acquired hospitals and the substantial number of transactions already completed in fiscal 1999, the Company expects fewer hospitals to meet its acquisition criteria in the near future.

         The Company's owned hospitals accounted for 91% of the Company's net operating revenue for the nine months ended March 31, 1999 and 1998. For the nine months ended March 31, 1999, the Dothan, Alabama and Ft. Wayne, Indiana markets accounted for approximately 30% of owned hospital revenue and 48% of owned hospital EBITDA. Due to the current number of owned hospitals, changes in any individual market can affect the overall operating results of the Company. Furthermore, concentration of results of operations in the Dothan, Alabama and Fort Wayne, Indiana markets increases the risks that adverse developments at these facilities will have a material adverse effect on the Company's operations or financial condition.

         The Company experiences seasonal fluctuations. The Company typically experiences higher patient volumes and higher revenues in the third quarter of its fiscal year.

         The Company must prepare its financial statements in accordance with generally accepted accounting principles. This means that the Company must make estimates and assumptions which affect the amounts it reports in its financial statements. For example, net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under agreements with third-party payors. Settlements under agreements with third-party payors are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The timing and amount of changes in estimates may cause fluctuations in the Company's quarterly or annual operating results.

         The IRS is in the process of conducting examinations of the Company's federal income tax returns for the fiscal years ended June 30, 1993 through 1998. The IRS has proposed certain adjustments to the Company's federal income tax returns for the fiscal years ending June 30, 1993 through 1995. The most significant adjustments involved the tax accounting methods adopted for computing bad debt expense and the valuation of purchased hospital property, plant and equipment and the related depreciable lives. The Company intends to protest substantially all of the proposed adjustments through the appeals process of the IRS. In the opinion of management, the ultimate outcome of the IRS examinations will not have a material effect on the Company's results of operations or financial position.

         The Company currently, and from time to time, expects to be subject to claims, suits and investigations arising in the ordinary course of business. Except as described below, the Company is not currently a party to any such proceeding which, in management's opinion, could have a material effect on the Company's results of operations or financial position.

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

          Accordingly, in January 1999, the Company filed motions with the court asking to be separated from the case against co-defendant Columbia/HCA. The government did not oppose the motion to separate the cases against Columbia/HCA and the Company.

          The February 2, 1999 complaint alleges that the Company, on behalf of hospitals it managed between 1985 and 1995 and hospitals it owned from 1990 to the present, violated the False Claims Act by filing false Medicare cost reports. The government asserts that the false claims in the cost reports are reflected in "reserve analyses" created by the Company. The complaint also alleges that such filings were the result of Company policy.

          The Company believes that the government has incorrectly interpreted Company policies and the purpose of allowances under generally accepted accounting principles.

          On February 16, 1999, the Company learned that the court granted the Company's motion to separate the cases against it and Columbia/HCA. The court further ordered the government to file a new complaint against the Company by February 24, 1999 which it did. The government's new complaint is similar to the one filed on February 2, 1999.

          On March 9, 1999, the court appointed a mediator to facilitate settlement discussions between the Company and the government. The Company had earlier requested that a mediator be appointed, a request that the government had opposed. The first meeting with the mediator is scheduled for June 11, 1999.

          On April 15, 1999, the Company filed several motions to dismiss the government's complaint in whole or in part as well as a motion to dismiss the relator from the case.

          On March 31, 1999, the plaintiffs caused subpoenas to be issued to approximately 200 current and former managed hospitals seeking various documents. On April 21, 1999, the court granted the Company's motion to stay these subpoenas temporarily pending a ruling on the Company's motion for a longer stay which, if granted, would remain in place until the court ruled on the Company's motions to dismiss.

          The Company's objective is a timely and fair resolution of the case.

          In May 1998, the Company learned that it is a named defendant in a separate qui tam case when it received a letter from a U.S. Attorney. The complaint alleges violations of Medicare laws governing the home health operations at two of the Company's hospitals. The complaint was filed under seal in June 1996 by a former employee who was discharged by the Company in April 1996. The purpose of the letter from the U.S. Attorney was to allow the Company an opportunity to evaluate the results of the government's investigation to date and to discuss with the government the allegations made in the complaint, prior to the government making a decision as to whether it will intervene as a plaintiff in the case. The lawsuit remains under seal for all other purposes. The Company is cooperating fully with the U.S. Attorney's Office. The Company has responded to requests for documents and made several of its employees available for interviews. If any violation of the law is found, the Company intends to pursue an amicable settlement.

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

Shareholder Litigation

          On October 23, November 2 and November 23, 1998, lawsuits were filed by separate stockholders in the U.S. District Court for the Middle District of Tennessee. On January 5, 1999, the court consolidated these cases into a single lawsuit. The plaintiffs filed an amended complaint on March 5, 1999. The plaintiffs seek to represent a class comprised of all individuals who purchased the Company's common stock from October 25, 1995 through October 21, 1998, exclusive of insiders of the Company and their immediate families. The consolidated complaint names as defendants several officers of the Company and one of its outside directors. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs claim that the Company materially inflated its net revenues during the class period by including in those net revenues amounts received from the settlement of cost reports that had allegedly been filed in violation of applicable Medicare regulations years earlier and that, because of this practice, this statement, which first appeared in Quorum's Form 10-K filed in September 1996, was false: "The Company believes that its owned hospitals are in substantial compliance with current federal, state, local, and independent review body regulations and standards." On May 7, 1999, the Company filed a motion to dismiss the complaint. The Company intends to defend vigorously the claims and allegations in this action.

         On November 2, 1998, a lawsuit was filed against the Company, all of its current directors and two former directors in the U.S. District Court for the Northern District of Alabama. On January 14, 1999, this suit was transferred by agreement of the parties to the U.S. District Court for the Middle District of Tennessee. On February 16, 1999, the defendants filed a motion to dismiss the complaint. In response, the plaintiff amended his complaint. The amended complaint asserts four claims: a shareholders' derivative claim for breach of fiduciary duty, a shareholders' derivative claim for violations of the Racketeer Influenced and Corrupt Organizations Act, a shareholders' derivative claim for injunctive relief, and a purported class action claim for breach of fiduciary duty. As the basis for each of these claims, plaintiff alleges in the amended complaint that the defendants were in 1993 made specifically aware that the Company was filing illegal cost reports and that the defendants "mandated" that the illegal acts continue in violation of applicable Medicare and Medicaid reimbursement laws. All of the defendants plan to vigorously defend this litigation. The defendants filed a new motion to dismiss on April 30, 1999.

INFLATION

         The health care industry is labor intensive. Wages and other expenses increase during periods of inflation and when shortages in marketplaces occur. In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company's ability to pass on these increased costs is limited due to increasing regulatory and competitive pressures, as discussed above.

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

          Accordingly, in January 1999, the Company filed motions with the court asking to be separated from the case against co-defendant Columbia/HCA. The government did not oppose the motion to separate the cases against Columbia/HCA and the Company.

          The February 2, 1999 complaint alleges that the Company, on behalf of hospitals it managed between 1985 and 1995 and hospitals it owned from 1990 to the present, violated the False Claims Act by filing false Medicare cost reports. The government asserts that the false claims in the cost reports are reflected in "reserve analyses" created by the Company. The complaint also alleges that such filings were the result of Company policy.

          The Company believes that the government has incorrectly interpreted Company policies and the purpose of allowances under generally accepted accounting principles.

          On February 16, 1999, the Company learned that the court granted the Company's motion to separate the cases against it and Columbia/HCA. The court further ordered the government to file a new complaint against the Company by February

24, 1999 which it did. The government's new complaint is similar to the one filed on February 2, 1999.

          On March 9, 1999, the court appointed a mediator to facilitate settlement discussions between the Company and the government. The Company had earlier requested that a mediator be appointed, a request that the government had opposed. The first meeting with the mediator is scheduled for June 11, 1999.

          On April 15, 1999, the Company filed several motions to dismiss the government's complaint in whole or in part as well as a motion to dismiss the relator from the case.

          On March 31, 1999, the plaintiffs caused subpoenas to be issued to approximately 200 current and former managed hospitals seeking various documents. On April 21, 1999, the court granted the Company's motion to stay these subpoenas temporarily pending a ruling on the Company's motion for a longer stay which, if granted, would remain in place until the court ruled on the Company's motions to dismiss.

          The Company's objective is a timely and fair resolution of the case.

          In May 1998, the Company learned that it is a named defendant in a separate qui tam case when it received a letter from a U.S. Attorney. The complaint alleges violations of Medicare laws governing the home health operations at two of the Company's hospitals. The complaint was filed under seal in June 1996 by a former employee who was discharged by the Company in April 1996. The purpose of the letter from the U.S. Attorney was to allow the Company an opportunity to evaluate the results of the government's investigation to date and to discuss with the government the allegations made in the complaint, prior to the government making a decision as to whether it will intervene as a plaintiff in the case. The lawsuit remains under seal for all other purposes. The Company is cooperating fully with the U.S. Attorney's Office. The Company has responded to requests for documents and made several of its employees available for interviews. If any violation of the law is found, the Company intends to pursue an amicable settlement.

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

          On October 23, November 2 and November 23, 1998, lawsuits were filed by separate stockholders in the U.S. District Court for the Middle District of Tennessee. On January 5, 1999, the court consolidated these cases into a single lawsuit. The plaintiffs filed an amended complaint on March 5, 1999. The plaintiffs seek to represent a class comprised of all individuals who purchased the Company's common stock from October 25, 1995 through October 21, 1998, exclusive of insiders of the Company and their immediate families. The consolidated complaint names as defendants several officers of the Company and one of its outside directors. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs claim that the Company materially inflated its net revenues during the class period by including in those net revenues amounts received from the settlement of cost reports that had allegedly been filed in violation of applicable Medicare regulations years earlier and that, because of this practice, this statement, which first appeared in Quorum's Form 10-K filed in September 1996, was false: "The Company believes that its owned hospitals are in substantial compliance with current federal, state, local, and independent review body regulations and standards." On May 7, 1999, the Company filed a motion to dismiss the complaint. The Company intends to defend vigorously the claims and allegations in this action.

On November 2, 1998, a lawsuit was filed against the Company, all of its current directors and two former directors in the U.S. District Court for the Northern District of Alabama. On January 14, 1999, this suit was transferred by agreement of the parties to the U.S. District Court for the Middle District of Tennessee. On February 16, 1999, the defendants filed a motion to dismiss the complaint. In response, the plaintiff amended his complaint. The amended complaint asserts four claims: a shareholders' derivative claim for breach of fiduciary duty, a shareholders' derivative claim for violations of the Racketeer Influenced and Corrupt Organizations Act, a shareholders' derivative claim for injunctive relief, and a purported class action claim for breach of fiduciary duty. As the basis for each of these claims, plaintiff alleges in the amended complaint that the defendants were in 1993 made specifically aware that the Company was filing illegal cost reports and that the defendants "mandated" that the illegal acts continue in violation of applicable Medicare and Medicaid reimbursement laws. All of the defendants plan to vigorously defend this litigation. The defendants filed a new motion to dismiss on April 30, 1999.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The exhibits filed as part of this Report are listed in the Index to Exhibits immediately following the signature page.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QUORUM HEALTH GROUP, INC.

Date: May 11, 1999                  By: /s/Steve B. Hewett
                                        ----------------------------------------
                                        Steve B. Hewett
                                        Vice President/Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.
-----------

    10 Sixth Amendment to Credit Agreement, dated November 26, 1997, as subsequently amended, by and among Quorum Health Group, Inc. as Borrower, Lenders as referred to in the Credit Agreement, and First Union National Bank as Agent for the Lenders.

    27         Financial Data Schedule