Form 10-K
period 1999-06-30
QUORUM HEALTH GROUP INC
filed 1999-09-27
CIK 854694

                                    FORM 10-K

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

                          COMMON STOCK, PAR VALUE $.01

                                 TITLE OF CLASS

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of voting stock held by nonaffiliates of the registrant was $412,413,673 as of September 22, 1999. The number of Shares of Common Stock outstanding as of such date was 73,232,106.

      The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K: Registrant's definitive proxy materials for its 1999 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS


ITEM 1.      BUSINESS......................................................
             Who We Are....................................................
             What We Do....................................................
             Our Owned Hospital Markets....................................
             Our Business Strategy.........................................
             Recent Developments...........................................
             Quorum Business Ethics Program................................
             Owned Hospitals...............................................
             Hospital Management Services..................................
             National Supply Contracts.....................................
             Government Regulation.........................................
             Payment.......................................................
             Competition...................................................
             Employees ....................................................
             Professional Liability........................................

ITEM 2.      PROPERTIES....................................................

ITEM 3.      LEGAL PROCEEDINGS.............................................

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........

ITEM 5.      MARKET FOR COMPANY'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS...................................

ITEM 6.      SELECTED FINANCIAL DATA.......................................

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION............................
             Forward-Looking Information...................................
             Overview......................................................
             Impact of Acquisitions, Joint Ventures and Sales..............
             Results of Operations.........................................
             Liquidity and Capital Resources...............................
             Seasonality and Inflation.....................................
             Market Risks Associated With Financial Instruments............
             Year 2000 Issues..............................................
             General.......................................................
             Inflation.....................................................

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE........................

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS..............................

ITEM 11.     EXECUTIVE COMPENSATION........................................

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT....................................................

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
             8-K...........................................................

SIGNATURES.................................................................

                                     PART I

ITEM 1.     BUSINESS

                                    OVERVIEW

WHO WE ARE

      Quorum Health Group, Inc. is a leading provider of health care services through our owned acute care hospitals and regional health care systems located throughout the United States. We are also the largest provider of management services to acute care hospitals in the United States, primarily through our subsidiary, Quorum Health Resources, LLC. During the fiscal year ended June 30, 1999, we produced $1,652.6 million in net operating revenue and $252.1 million in EBITDA. EBITDA means our earnings before interest, minority interest, income taxes, depreciation and amortization expense, write-down of assets and investigation and litigation related costs.

      As of June 30, 1999, we owned and operated 21 acute care hospitals with 4,551 licensed beds. We are also a minority investor in three joint ventures that own and operate seven acute care hospitals with 1,362 licensed beds. During the year ended June 30, 1999, our owned hospitals produced $1,505.0 million in net operating revenue and $215.7 million in EBITDA. This accounted for 91% of our total net operating revenue and 86% of our total EBITDA.

      At June 30, 1999, we provided management services to 223 hospitals with approximately 27,000 licensed beds. We also had 129 contracts to provide selected consulting and support services to approximately 105 hospitals. During the fiscal year ended June 30, 1999, our hospital management services produced $147.6 million in net operating revenue and $36.4 million in EBITDA. This accounted for 9% of our total net operating revenue and 14% of our total EBITDA.

WHAT WE DO

      Our owned hospitals typically provide a full range of inpatient and outpatient services. These services include internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics, obstetrics, diagnostic and emergency room services, outpatient surgery, laboratory, radiology, respiratory therapy, physical therapy and rehabilitation services. In addition, some of our owned hospitals provide psychiatric, skilled nursing and home health services.


----------
(1) We use "we", "us" and "our" to refer to Quorum Health Group, Inc. and its subsidiaries. The term "subsidiaries" includes affiliated partnerships and affiliated limited liability companies. References to "our hospitals" or "our owned hospitals" refer to hospitals that we consolidate for financial reporting purposes since we own a majority of the equity interests in the subsidiaries that operate these hospitals. The land and buildings used by these hospitals may be owned or leased by us.

      Through Quorum Health Resources, we manage hospitals under management contracts and provide selected consulting, educational and related services. We manage hospitals in 44 states through 24 regional group offices. We typically provide our managed hospitals with people who serve as the chief executive officer and chief financial officer. Although these people are our employees, they remain under the direction and control of the hospital's governing body. Together with the managed hospitals' governing bodies, these officers develop management plans to address the specific needs of our managed hospitals. Our hospital management business helps us develop stronger relationships with communities and knowledge of local market conditions. It also gives us state of the art administrative and management training programs. It is also a source of leads for possible hospital purchases.

OUR OWNED HOSPITAL MARKETS

      Our owned hospitals are generally located in mid-size markets with a population of 50,000 to 500,000 people. We prefer these mid-size markets because we believe that these markets are most attractive for long-term growth. We also believe that they are subject to fewer managed care pressures than urban areas. We also prefer these mid-size markets because they are small enough to allow us, with the ownership of only one or two hospitals, to be a significant provider of health care services within these markets.

OUR BUSINESS STRATEGY

      Our business strategy is to provide high quality health care services and to grow through the following actions:

-     Expand and Enhance the Scope of Services Provided by Our Owned Hospitals

      We seek to expand the scope, geographic reach and quality of the health care services performed by our owned hospitals in response to the needs of our local communities. We believe that expansion and enhancement of our inpatient and outpatient services will attract more patients and permit us to continue to grow our business and increase our profitability. For example, during the past fiscal year, we added cardiac catheterization labs, women's centers, neurosurgery capabilities and cancer care programs in several hospitals. In our largest hospital, we built a new children's center offering surgical services. As a result of new technology and increased efforts to contain health care costs, many services that in the past required a patient to be admitted to a hospital are being performed on an outpatient basis. In response, we continue to enhance our outpatient services and capabilities to provide quality care in a changing environment. To support the expansion of inpatient and outpatient services and to maintain the quality of our care, we are actively recruiting primary care and specialty physicians and other medical personnel.

-     Improve Operating Efficiency

      We seek to improve the financial performance of our owned hospitals by adopting a number of measures to increase revenues and reduce operating costs. These measures include:

      - obtaining proper payment for our services from managed care payors by (1) employing managed care professionals to help us negotiate reasonable rates, (2) installing within the next 18 months a standard managed care information system at all of our owned hospitals and (3) enforcing payors' compliance with their contracts with us;

      - using flexible staffing plans by adjusting human resource levels to patient volumes;


      - controlling supply costs by (1) using national purchasing arrangements, (2) reducing waste, (3) improving electronic database communications with our vendors and (4) simplifying and standardizing the types of supplies used by our hospitals;


      - increasing collections and reducing bad debts by (1) improving our billing and collections systems and processes, (2) training our personnel on collection management and (3) improving our personnel retention programs;


      - working with our hospitals' physicians to provide quality care while using medically appropriate tests and procedures that have a lower cost; and


      - combining procedures and services in markets where we have recently combined hospitals' operations.


-     Grow Through Selective Acquisitions

      As part of our strategy to grow our business, we intend to selectively acquire acute care hospitals in new and existing markets. Our typical targets are hospitals with 100 to 400 beds which are significant providers of health care services in mid-size markets. We believe that this type of hospital allows us to play a major role in the health care delivery system of these mid-size markets. An example of this strategy is our purchase in July 1998 of St. Joseph Medical Center in Fort Wayne, Indiana, a 191 bed facility located in an area with a population of approximately 300,000 people.

      The hospital industry continues to experience pressure on payments from government and private payors. Continuing cost containment measures imposed by the Medicare and Medicaid programs and by private payors over the past several years have placed economic strains on many hospitals as they have attempted to operate within an increasingly competitive environment. We believe that these pressures may cause many acute care hospitals to consider other management and ownership alternatives. We intend to make acquisitions that will either enhance our position within our existing markets or enable us to enter into new markets consistent with our strategic criteria. In light of changes in payments from Medicare and managed care payors, increased pricing pressures for acquired hospitals and the substantial number of transactions completed in fiscal 1999, we intend to be selective in pursuing acquisitions. There can be no assurances that we can continue to grow through hospital acquisitions and successfully integrate acquired hospitals into our system.

- Maintain and Enhance Our Competitive Position Through Relationships with Other Providers

      In order to enhance our competitive position, we seek to respond to particular market conditions and community needs. We may consider combining, where appropriate, some or all of our operations with acute care hospitals, physician groups, outpatient centers or other health care providers in the communities in which we operate. We believe these combinations may reduce costs, improve the quality and scope of services and make our owned hospitals more attractive to patients, physicians and payors. In fiscal 1999, together with local physicians, we acquired Summit Hospital in Baton Rouge, Louisiana. We also formed a joint venture with Columbia/HCA in Vicksburg, Mississippi in which we are the majority owner.

      In some communities, we may be a minority owner of the combined operations. For example, in fiscal 1998, we formed two joint ventures with Universal Health Systems in Las Vegas, Nevada and a joint venture with Columbia/HCA in Macon, Georgia.

-     Use the Resources and National Presence of Quorum Health Resources

      We seek to use Quorum Health Resources' presence throughout the United States to enhance our business. As the hospital industry consolidates, the demand for our management services may be affected by the declining number of independent hospitals. In response, we seek to develop and market new services, provide additional services to existing managed hospitals and increase fees, when appropriate. For example, we provide specialized services to hospitals and health systems facing significant financial or operational challenges through a subsidiary of Quorum Health Resources. We also use our national network of hospital employees to generate leads for new contract clients and target larger hospitals for contract relationships. Quorum Health Resources also allows us to buy supplies and services at lower cost because of economies of scale.

RECENT DEVELOPMENTS

      On August 31, 1999, we sold $150.0 million of convertible subordinated debentures due 2009 to Welsh, Carson, Anderson & Stowe, VIII, LP and certain WCAS VIII affiliates. The debentures bear interest at 6.0% per annum. Interest is payable quarterly. The debentures are convertible into common shares at a conversion price of $11.25 per share. The debentures will automatically convert at any time after three years if the average of the closing price of our stock over any 90 day period is more than 150% of the conversion price. Debentures are callable at our option at par at any time after August 31, 2001. In the event of a merger, consolidation or sale of more than 50% of our assets, the holder of the debentures has the option to have the debentures prepaid in full. The debentures have antidilution protection, including, under certain circumstances, issuance of common stock below the then applicable conversion price. The shares into which the debentures are convertible have certain voting restrictions and must be held for a two-year period beginning August 1999. The debentures are subordinated in right of payment to all our debt.

      In connection with the convertible subordinated debenture agreement, we amended our stockholders' rights plan. Under the amended plan, the rights become exercisable only if (1) Welsh, Carson, Anderson & Stowe, VIII, L.P., WCAS Management Corporation and certain parties which purchase the convertible debentures from these entities acquire beneficial ownership of 30% or more of our common stock or start an offer which would result in those entities owning 30% or more of our common stock or (2) any other person or group acquires beneficial ownership of 15% or more of our common stock or starts an offer which would result in that person or group owning 15% or more of our common stock. We may redeem the rights at $.01 per right at any time until the tenth day following public announcement that an ownership position as described above has been acquired.

QUORUM BUSINESS ETHICS PROGRAM

      Our policy is to conduct our business with integrity and in compliance with the law. We formally adopted an ethics program in 1991. Our current ethics program has been in place since 1995. We adopted our ethics program to help us meet and maintain high standards in the operation of our business.

      Our Vice President of Ethics and Business Conduct and her staff, with the assistance of our legal and internal audit departments, special counsel and health care consultants, manage and implement our ethics program on a day-to-day basis. In addition, our compliance committee (which consists of some of our executive officers) and the audit committee of our board of directors, oversee and monitor the program and, where appropriate, suggest ways to strengthen it.

      Under our ethics program, we annually distribute our business practices materials, known as "Our Code of Conduct," to all of our employees. We also provide annual legal compliance and ethics training to all of our employees. We continuously review our operations and, with the assistance of management and the compliance officers on staff at each of our owned hospitals, develop and implement policies and procedures designed to provide reasonable assurance that our employees, in performing their duties, comply with applicable laws, regulations and our policies. We encourage all of our employees to report, without fear of retaliation, any suspected legal or ethical violation to their supervisors, the compliance officer on staff in our owned hospitals or our ethics and business conduct or legal departments. In addition, we maintain a toll-free telephone hotline so that our employees can report suspected violations anonymously. We cannot give assurance, however, that we have identified or will in the future identify all conduct that the government may later allege fails to comply with applicable law. See "Government Regulation" and "Item 3. Legal Proceedings."

      We also provide some compliance related services to managed hospitals. Although we assist managed hospitals in creating and implementing compliance programs, it is our opinion that the governing body of each managed hospital is responsible for insuring that its hospital conducts its business with integrity and in compliance with the law. The government may, however, try to hold us responsible for the conduct of business at our managed hospitals.

OWNED HOSPITALS

      OPERATIONS. Our owned hospitals are general acute care hospitals offering a wide range of facilities and inpatient and outpatient medical services. Inpatient services include operating and recovery rooms, intensive care and coronary care units, and diagnostic and emergency services. Outpatient services include same-day surgery, laboratory, pharmacy and rehabilitation services and respiratory therapy.

      In addition, our owned hospitals provide specialty services which differ at each hospital. These services include cancer treatment, open heart surgery, skilled nursing, treatment for chemical dependency and home health care services.

Our owned hospitals are not engaged in extensive medical research or educational programs.

      Each of our owned hospitals is governed by a board of trustees, which includes members of the hospital's medical staff. The board of trustees establishes policies concerning the hospital's medical, professional and ethical practices, monitors these practices, and is responsible for ensuring that these practices conform to legally required standards. We maintain quality assurance programs to support and monitor quality of care standards and to meet Medicare and Medicaid accreditation and regulatory requirements.

      We have historically experienced a shift from inpatient to outpatient care. This shift has occurred primarily as a result of improvements in technology and clinical practices, as well as payment reductions for hospital services made under the Medicare program and by insurance and managed care companies and other persons who pay us for services. Reductions in payment levels generally encourage, whenever possible, the use of outpatient, rather than inpatient, services. In fiscal 1999, this shift was affected by a reduction in home health volumes in response to the reduction in Medicare payments to home health agencies. Excluding the impact of home health volumes, we continued to experience a shift from inpatient to outpatient care in fiscal 1999. We have responded to the outpatient trend by improving and expanding our hospitals' outpatient services.

      We continue to experience a significant increase in patients who are covered by managed care insurance and other plans. Managed care and insurance companies, HMOs, PPOs and other third party payors are actively negotiating to pay rates lower than our standard rates. Some of these payors pay us less than the rate we negotiate. We responded to this trend by employing managed care experts to help our management teams to evaluate and negotiate contracts with these payors and obtain better rates. Also, we plan to install information systems to improve the information available to our management teams and insure that we are paid the negotiated rates by these payors. The trend toward managed care has and may continue to adversely affect our ability to grow net operating revenue and improve operating margins.

      The following table sets forth certain information with respect to each of our owned hospitals as of June 30, 1999.

                                                  LICENSED        BEDS IN             DATE OF
HOSPITAL AND LOCATION                              BEDS(1)       SERVICE(2)         ACQUISITION
---------------------                              -------       ----------         -----------
ParkView Regional Medical Center (3)                 231            193            November 1990
  Vicksburg, Mississippi
Flowers Hospital                                     400            400              June 1992
  Dothan, Alabama
Gadsden Regional Medical Center                      346            257            December 1993
  Gadsden, Alabama
Abilene Regional Medical Center                      160            160               May 1994
  Abilene, Texas
Medical Center Enterprise                            135            117               May 1994
  Enterprise, Alabama
Carolinas Hospital System - Florence                 424            368            February 1995
  Florence, South Carolina
Carolinas Hospital System - Lake City (4)             48             40              June 1995
  Lake City, South Carolina
Lutheran Hospital of Indiana                         437            432             August 1995
  Fort Wayne, Indiana
Jacksonville Hospital                                 89             56              June 1996
  Jacksonville, Alabama
Mary Black Memorial Hospital (5)                     235            222              July 1996
  Spartanburg, South Carolina
Carolinas Hospital System - Kingstree (4)             78             42             August 1996
  Kingstree, South Carolina
Doctors Hospital of Stark County (6)                 166            166            November 1996
  Massillon, Ohio
Barberton Citizens Hospital (6)                      347            245            December 1996
  Barberton, Ohio
Clinton County Hospital (4)                           88             53              June 1997
  Frankfort, Indiana
Wesley Medical Center                                211            182            September 1997
  Hattiesburg, Mississippi
Unimed Medical Center (7)                                                            March 1998
  Minot, North Dakota                                185            165
  Kenmare, North Dakota                               42             42
St. Joseph Medical Center (7)                        191            191              July 1998
  Ft. Wayne, Indiana
Summit Hospital (8)                                  227            166             October 1998
  Baton Rouge, Louisiana
Vicksburg Medical Center (3)                         154             92            November 1998
  Vicksburg, Mississippi
Northwest Health System (7)                                                        December 1998
  Bentonville, Arkansas                               63             54
  Springdale, Arkansas                               222            217
Kosciusko Community Hospital (7)                      72             72            February 1999
  Warsaw, Indiana

-----------

(1) Licensed beds are the number of beds for which a facility has been licensed by the appropriate state agency regardless of whether the beds are actually available for patient use.

(2) Beds in service are the number of beds that are readily available for patient use.

(3) Owned by a limited liability company in which our majority owned subsidiary owns a 65% interest and is the manager.

(4)   Carolinas Hospital System - Lake City, Carolinas Hospital System
      - Kingstree and Clinton County Hospital are held pursuant to operating leases with initial terms of ten years and two renewal options of five years each, except Clinton County Hospital, which provides for two renewal options of ten years each.

(5) Owned by a limited liability company in which we own an 89% interest and are the manager.

(6) Owned by limited liability companies in which we own a 95% interest and are the manager.

(7) The land and buildings used by each of these hospitals have been leased by us under our end loaded lease financing facility.

(8) Owned by a limited liability company in which we own a 62% interest and are the manager.


The following table sets forth certain information with respect to hospitals that are owned by joint venture entities in which we have a minority interest as of June 30, 1999.

                                         LICENSED         BEDS IN
Hospital and Location                     BEDS(1)        SERVICE(1)
---------------------                     -------        ----------
Desert Springs Hospital                     233             233
  Las Vegas, Nevada
Valley Hospital Medical Center              417             415
 Las Vegas, Nevada
Summerlin Hospital Medical Center           148             148
 Las Vegas, Nevada
Macon Northside Hospital                    103             103
  Macon, Georgia
Middle Georgia Hospital                     119             119
  Macon, Georgia
Coliseum Medical Center                     250             210
 Macon, Georgia
Coliseum Psychiatric Center                  92              31
 Macon, Georgia

(1) This information was provided by the majority owner and manager of each joint venture.

SELECTED OPERATING STATISTICS. The following table sets forth operating statistics for our owned hospitals for each of the years presented. Statistics for fiscal 1999 include a full period of operations for sixteen hospitals and the Las Vegas and Macon joint ventures and partial periods for one hospital sold, four hospitals acquired and one hospital contributed by Columbia/HCA to a joint venture that we control. Statistics for fiscal 1998 include a full year of operations for fifteen hospitals and partial periods for one hospital sold, the Las Vegas and Macon joint ventures, three hospitals contributed to those joint ventures and two hospitals acquired during the year. Statistics for fiscal 1997 include a full year of operations for fifteen hospitals and partial periods for four hospitals acquired during the year. Statistics for fiscal 1996 include a full year of operations for twelve hospitals and partial periods for two hospitals acquired and one hospital sold during the year. Statistics for fiscal 1995 include a full year of operations for ten hospitals and partial periods for three hospitals acquired during the year.

                                                               YEAR ENDED JUNE 30,
                                ----------------------------------------------------------------------------------
                                   1999              1998              1997              1996              1995
                                ----------        ----------        ----------        ----------        ----------
Number of hospitals (1)                 21                17                19                14                13
Licensed beds (1)(2)                 4,551             3,966             4,205             3,281             2,909
Beds in service (1)(3)               3,932             3,240             3,481             2,691             2,368
Admissions (4)                     136,058           128,235           119,551            94,872            73,338
Average length of stay
  (days)                               5.6               5.6               5.6               5.8               6.2
Patient days (5)                   764,184           713,906           666,353           548,772           451,501
Adjusted patient days (6)        1,300,425         1,193,701         1,046,657           830,955           665,657
Occupancy rate (licensed
  beds) (7)                           45.8%             46.8%             46.8%             46.2%             47.6%
Occupancy rate (beds in
  service) (8)                        55.2%             56.9%             56.5%             56.2%             58.9%
Gross inpatient revenue
  (in thousands)                $1,616,458        $1,513,805        $1,447,771        $1,115,363        $  888,811
Gross outpatient revenue
  (in thousands)                $1,134,296        $1,017,383        $  826,279        $  573,529        $  421,582

-----------


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

(7) Percentages are calculated by dividing the average daily census by weighted average licensed beds.

(8) Percentages are calculated by dividing the average daily census by weighted average beds in service.

      SOURCES OF REVENUE. We receive payment for health care services provided by our owned hospitals from (1) the federal Medicare program, (2) state Medicaid programs, (3) health care insurance carriers, health maintenance organizations, or "HMOs," and preferred provider organizations, or "PPOs," and other managed care programs and self-insured employers, (4) the Civilian Health and Medical Program of the Uniformed Services, or "CHAMPUS", and (5) patients directly.

      The following table presents the approximate percentages of gross revenue (revenue before deducting contractual adjustments, policy discounts and charity care deductions) from Medicare, Medicaid and other sources for the periods indicated. The data is not directly comparable between years due to the significant effect that hospital acquisitions, joint ventures and dispositions have had on us. See Item 7. "Management's Discussion and Analysis of Results of Operation and Financial Condition."

                                         Year Ended June 30
                           ------------------------------------------
                           1999               1998               1997
                           ----               ----               ----
Medicare                   45.9%              47.2%              47.5%

Medicaid                    8.0                7.5                7.6

Other sources              46.1               45.3               44.9
                         ------             ------             ------

Total                     100.0%             100.0%             100.0%
                         ======             ======             ======

      As shown above, we receive a substantial portion of our revenue from the Medicare and Medicaid programs.

      Medicare is a federal program that provides limited medical insurance benefits to persons age 65 and over, some disabled persons and persons with an end-stage renal disease. Medicaid is a federal-state funded program administered by the states which provides hospital benefits to some individuals who are unable to afford health care. All of our owned hospitals are certified as providers of Medicare and Medicaid services. Both of these programs are heavily regulated and use complex methods for determining our payments. These programs also actively seek to recover amounts they believe they have overpaid. See "Government Regulation" and "Payment" below. Amounts received under the Medicare and Medicaid programs are generally significantly less than the hospital's customary charges for the services provided. In recent years, changes made to the Medicare and Medicaid programs have further reduced payments to hospitals. Lower payments from Medicare and Medicaid as a result of the Balanced Budget Act of 1997 (BBA 97) contributed to a decline in our net operating revenue in fiscal 1999 compared to fiscal 1998. This trend may continue. Since a majority of our revenues comes from patients covered under Medicare and Medicaid programs, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in these programs.

      In addition to government programs, we are paid by private payors, which include insurance companies, HMOs, PPOs, other managed care companies and employers, and by patients directly. Patients are generally responsible for services not covered by those programs or plans, as well as deductibles or co-insurance under their coverage. After taking these amounts into account, patients are generally not responsible for any difference between customary hospital charges and amounts paid for hospital services paid by Medicare and Medicaid programs, insurance companies, HMOs, PPOs and other managed care companies. The amount of deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than that from government or business payors. For more information on the payment programs on which our revenues depend, see "Payment" below.

      Hospital revenues depend upon inpatient occupancy levels, the volume of outpatient procedures and the charges or negotiated payment rates for hospital services provided. Charges and payment rates for inpatient routine services vary significantly depending on the type of service performed and the geographic location of the hospital. In recent years, we have experienced a significant increase in revenue received from outpatient services. In fiscal 1999, this increase was partially offset by decreases in home health revenues as a result of the BBA 97. We attribute this increase to:


- advances in technology, which have permitted us to provide more services on an outpatient basis;

- pressure from Medicare or Medicaid programs, insurance companies and managed care plans to reduce hospital stays and provide more outpatient services, which are less expensive; and

- the combination of physician practices into some of our owned and operated hospitals.

      An increasing number of insurance companies, HMOs, PPOs and other managed care companies are negotiating discounted fee structures or fixed payments rather than paying health care providers the amounts billed. If an increased number of insurance companies, HMOs, PPOs and other managed care companies are successful in negotiating discounted fee structures or fixed amounts, or in negotiating larger discounts or lower fixed payments, we may have reduced earnings. In order to increase volume, we offer discounts from standard charges to large group purchasers of health care services, including insurance companies, HMOs, PPOs, other managed care companies and employers. These discount programs limit our ability to increase net revenues in response to increasing costs.

      In exchange for offering discounts, we expect that these companies and employers will encourage their members to use our hospitals. However, some payors sell the discounts to other payors who have no direct contract with our hospitals and whose members are not necessarily encouraged to use our hospitals. This practice is commonly known as "silent PPO" discounting and is difficult for us to detect. Undetected silent PPO discounting results in higher discounts and lower net revenues. In order to protect ourselves from "silent PPO" discounting, we are canceling contracts with payors we believe are engaging in "silent PPO" discounting in several markets and are investigating other markets in which we may take similar actions. The managed care information system we are installing should help us detect "silent PPOs."

      ACQUISITIONS AND SALES. In fiscal 1995, we acquired three hospitals, one of which was sold. We acquired two hospitals in fiscal 1996, five in fiscal 1997 and two in fiscal 1998. In fiscal 1999, we acquired four hospitals and sold one hospital. In July 1998, we acquired St. Joseph Medical Center, a 191 bed acute care hospital located in Fort Wayne, Indiana. In October 1998, we acquired Summit Hospital, a 227 bed acute care hospital located in Baton Rouge, Louisiana. In December 1998, we acquired Northwest Health System, which consists of two hospitals, a 63 bed acute care hospital located in Bentonville, Arkansas and a 222 bed acute care hospital located in Springdale, Arkansas. In February 1999, we acquired Kosciusko Community Hospital, a 72 bed acute care hospital in Warsaw, Indiana. In April 1999, we sold Park Medical Center, a 404 bed facility located in Columbus, Ohio.

      JOINT VENTURES. We formed three joint ventures in fiscal 1998 and one joint venture during fiscal 1999 with other hospital management companies. In February 1998, we contributed Desert Springs Hospital (Las Vegas, Nevada) to a joint venture with a Las Vegas hospital contributed by Universal Health Systems. This joint venture is called Valley Health System, in which we hold a 28% interest. We also paid approximately $23 million for a 26% interest in another joint venture in Las Vegas which is called Summerlin Hospital Medical Center. These joint ventures are managed by Universal. In May 1998, we contributed Macon Northside Hospital and Middle Georgia Hospital (Macon, Georgia) to a joint venture with Columbia/HCA Healthcare Corporation, which also contributed two Macon hospitals. This joint venture is called Macon Healthcare, in which we hold a 38% interest. This joint venture is managed by Columbia/HCA. In November 1998, one of our subsidiaries and a subsidiary of Columbia/HCA formed another joint venture in Vicksburg, Mississippi, called River Region Health System. Columbia's subsidiary contributed Vicksburg Medical Center in exchange for a 35% interest in the joint venture. Our subsidiary contributed ParkView Regional Medical Center, including a $31 million note receivable from us, in exchange for a 65% interest in the joint venture. We manage this joint venture.

HOSPITAL MANAGEMENT SERVICES

      We are a leading provider of management services to acute care hospitals, providing management services to 223 hospitals at the end of fiscal 1999. Based on industry data published in 1998, the second ranked hospital management organization managed 51 hospitals and the third ranked hospital management organization managed 19 hospitals. We believe that our industry reputation and leading market position provide us with a competitive advantage in seeking additional management contracts.

      Most of the hospitals for which we perform management, consulting or support services are not-for-profit hospitals. These hospitals are generally located in non-urban areas. 65% of these hospitals have less than 100 beds.

      We provide management services to hospitals under management contracts and provide selected consulting, educational and related services to address the specific needs of hospitals. We assist hospitals in improving their financial performance and the scope and quality of their services.

      Upon entering into a management contract, we first assess the operations of the hospital, including the hospital's financial management, the economic and population related factors affecting the hospital's market, physician relationships and staffing requirements. Then, based on our assessment, we develop and recommend to the hospital's governing board a management plan tailored to the specific needs of the hospital. The plan may involve the adoption of new financial and operating systems and various management initiatives. These initiatives may include establishing a local or regional provider network to meet a community's health care needs. We review the management plan annually with the hospital's governing body and prepare an annual progress report to identify issues and achievements.

      To implement the management plan adopted for each hospital, we provide the hospital with people who serve as a hospital's chief executive officer and, typically, a chief financial officer. Although these people are our employees, they remain under the direction and control of the hospital's governing body, and the balance of the hospital staff remains employees of the hospital under the control and supervision of the hospital. Our hospital-based team is supported by our regional and corporate management staff. We currently have 24 regional group offices located throughout the United States. Our regional office staff has broad experience in managing hospitals of all sizes in diverse markets throughout the United States. Each regional office is responsible for the management services provided within its geographic area. The national presence of our regional offices and our staff's knowledge of the economic, population-related and regulatory factors affecting local markets afford us a significant marketing advantage in responding to new business opportunities. See "Competition."

      Our hospital management contracts generally have a term of three to five years. Our management contract fees are based on amounts agreed upon by us and the hospital's governing body, and generally are not related to the hospital's revenues or other variables. Under our hospital management contracts, we are not responsible for hospital licensure, liability coverage, capital expenditures or for other functions which are normally the responsibility of a hospital's governing body. We are not responsible for paying any hospital expenses. In providing our management services, we are not considered a health care provider for hospital licensure and certificate of need purposes. See "Government Regulation." The number of management contracts terminated prior to the agreed upon termination date has averaged approximately 10.9% of total hospitals managed during the year for the two fiscal years ended June 30, 1999. This percentage represents an increase from 8.3% for the two fiscal years ended June 30, 1998 and the 7.5% rate reported for the two fiscal years ended June 30, 1997. Over the same periods, we generally have been able to offset the effects of early contract termination by obtaining additional management contracts and other practices. See "Our Business Strategy" above.

      We offer consulting and related educational and management services to hospitals that are not part of our contract management program. Our consulting services are directed at many of the operational needs of hospitals, including business office management, quality improvement programs, health information management, human resources, surgical and nursing services, facilities design and various operational services. We provide consulting services to large, sophisticated medical institutions that need hospital management advice for specific issues.

NATIONAL SUPPLY CONTRACTS

      As a result of our management and consulting contracts with hospitals throughout the United States, we have many opportunities to provide a wide range of national purchasing arrangements with various vendors of medical supplies, equipment, pharmaceuticals and certain services. The collective buying power of our managed hospitals has allowed many of these hospitals to benefit from these arrangements through volume discounts, rebates and other cost savings. Our owned hospitals also benefit from similar savings. In some cases we have the opportunity to earn administrative fees from vendors in return for our group purchasing activities.


      During fiscal 1996, we entered into a five-year purchasing arrangement with Premier Purchasing Partners, L.P. Premier is a for-profit limited partnership that was formed by not-for-profit health systems. Premier provides group purchasing, along with other services to its clients. The purchasing arrangement with Premier combines the purchasing power of our owned hospitals, and many of our managed hospitals, with the purchasing power of more than 1,700 hospitals affiliated with the Premier program. This increased purchasing power has resulted in reductions in the prices paid by our hospitals for medical supplies, equipment, pharmaceuticals and other services. Under the Premier purchasing arrangement, we have agreed to use Premier as our exclusive national group purchasing organization. Under a June 1997 amendment, Premier agreed to pay us an annual administrative fee of $6.4 million if the amount paid by our owned hospitals, and many of our managed hospitals, for products purchased through the purchasing arrangement satisfied a minimum threshold. The minimum threshold was $484 million for calendar year 1999. This minimum threshold increases 10% annually. The administrative fee is adjusted proportionately for purchases below the threshold. We met the minimum purchasing threshold for calendar year 1998. In addition, Premier agreed to pay us up to $500,000 annually as reimbursement for expenses. Either we or Premier may terminate the purchasing arrangement without cause upon delivery of twelve months' written notice.

GOVERNMENT REGULATION

      OVERVIEW. The health care industry is required to comply with extensive government regulation at the federal, state and local levels. Under these regulations, hospitals must meet requirements to be certified as hospitals and qualify to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, hospital use, rate-setting, compliance with building codes and environmental protection laws. There are also extensive regulations that affect a hospital's continued participation in these government programs.

      If we are found to have failed to comply with applicable laws and regulations, we are subject to criminal penalties and civil sanctions, our owned hospitals can lose their licenses and we could lose our ability to participate in these government programs. In addition, government regulations may change. If that happens, we may have to make changes in our facilities, equipment, personnel and services in order for our owned hospitals to remain certified as hospitals and qualified to participate in these programs.

      In recent years there has been increased regulatory scrutiny of the health care industry. The federal government and a number of states are rapidly increasing the resources devoted to investigating allegations of fraud and abuse in the Medicare and Medicaid and other government health care programs. At the same time, regulatory and law enforcement authorities are taking an increasingly strict view of the requirements imposed on providers by federal and state laws and regulations. A determination that we have violated such laws, or even the public announcement that we were being investigated concerning possible violations, could have a material adverse effect on us. See "Quorum Business Ethics Program" above and "Item 3. Legal Proceedings."

      FALSE CLAIMS. The False Claims Act and the Social Security Act each impose criminal and civil penalties for willfully making false claims to Medicare and Medicaid for services not rendered or for misrepresenting actual services rendered in order to obtain higher payment. Hospitals must carefully and accurately prepare Medicare cost reports and code and bill claims for payment to avoid liability under these federal statutes. At the same time, the complexity of the regulations, the dependence of hospitals on physician documentation of medical records and the subjective judgment involved make accurate billing difficult. Violation of these federal statutes may subject a hospital to treble damages, fines of up to $10,000 per false claim and exclusion from the Medicare and Medicaid programs. See "Payment - Annual Cost Reports" below.

      FEDERAL AND STATE FRAUD AND ABUSE LAWS. The Social Security Act also prohibits offering, paying, soliciting or receiving renumeration intended to induce referrals of patients. Financial arrangements between hospitals and anyone who can refer Medicare or Medicaid patients or influence purchases of any goods or services paid for by the Medicare or Medicaid programs, must comply with the "fraud and abuse" anti-kickback provisions of the Social Security Act (the "Antifraud Amendments"). In addition to felony criminal penalties (fines of up to $25,000 and imprisonment for up to five years per referral), the Social Security Act establishes civil monetary penalties and the sanction of excluding violators from Medicare and Medicaid participation.

      The Antifraud Amendments have been interpreted broadly by federal regulators and the courts to prohibit the intentional payment of anything of value if even one purpose of the payment is to influence the referral of Medicare or Medicaid business. Many commonplace commercial arrangements between hospitals and physicians could be considered by the government to violate this broad interpretation of the Antifraud Amendments. Many states have also passed laws similar to the Antifraud Amendments, which apply to both government-sponsored and private healthcare plans.

      We provide financial incentives to recruit physicians into the communities served by our hospitals, including minimum revenue guarantees. We also enter into other financial relationships with physicians, and in some cases employ physicians. Although we believe that our arrangements with physicians comply with current anti-kickback and other applicable laws, we cannot assure you that regulatory authorities who enforce the law will not disagree with us. If that happens, we could be liable under the Social Security Act, and may be required to pay civil monetary penalties, subject to criminal penalties and/or excluded from participating in Medicare, Medicaid or other federal health care programs. Any of these results could have a material adverse effect on our business, financial condition or results of operations.

      SELF-REFERRAL PROHIBITIONS. Portions of the Budget Reconciliation Act of 1993 (the "1993 Act")also affect providers who receive payments under the Medicare and Medicaid programs. One of the provisions of the 1993 Act is known as "Stark II". This provision is an expansion of the previous prohibition on self-referral by physicians. "Stark I" prohibited physicians from referring their Medicare patients to any clinical laboratory in which they or any member of their immediate family had a financial interest. "Stark II" expanded the prohibited patient base to both Medicare and Medicaid patients, and expanded the prohibited health care service from clinical laboratories to add a number of "designated health services", including home health and inpatient and outpatient hospital services. There are certain exceptions in the 1993 Act, including exceptions for prepaid health plans and ownership by a referring physician of an investment interest in an entire hospital, as opposed to ownership of a subdivision or department of a hospital. To date, no final regulations have been promulgated interpreting "Stark II". Sanctions for violating "Stark I" or "Stark II" include civil money penalties up to $15,000 per prohibited service provided, assessments equal to 200% of the dollar value on each such service provided and exclusion from the Medicare and Medicaid programs. In addition to the federal prohibition, many states have enacted similar anti-self-referral statutes applicable to all patient referrals, including private pay patients, as well as Medicare and Medicaid patients. In three of our markets, physicians have acquired ownership interests in hospitals and other health care providers owned by us. We plan to enter into similar arrangements in the future.

      We exercise care in an effort to conduct our business in compliance with applicable laws and seek to structure our arrangements with health care providers to comply with the Antifraud Amendments and Stark I and II. We cannot guarantee that such laws will ultimately be interpreted in a manner consistent with our practices. We could be materially adversely affected if we were to be found in violation of the False Claims Act, the Social Security Act, the Antifraud Amendments or "Stark I/Stark II". See "Quorum Business Ethics Program" above and "Item 3. Legal Proceedings".

      HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes a number of amendments or supplements to the Antifraud Amendments. It also contains provisions relating to portability of health insurance coverage and limitations on preexisting condition exclusions. Most of the provisions of HIPAA became effective January 1, 1998.

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

      Through the Beneficiary Incentive Program, HIPAA authorizes the Secretary of HHS to provide payments to individuals who report information leading to the imposition of civil monetary penalties under the fraud and abuse laws or make suggestions that result in Medicare and Medicaid program savings. Under HIPAA, health care fraud is a federal criminal offense. Health care fraud is defined as knowingly and willfully executing or attempting to execute a "scheme or device" to defraud any health care benefit program. In addition, for the first time, federal enforcement officials may exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the investor, officer or employee had no knowledge of the fraud. HIPAA also establishes a new violation for the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. HIPAA also required HHS to establish a national health care fraud and abuse data collection program. This program will collect reports of final adverse actions (including civil, criminal, license and certification sanctions and any other publicly available negative findings) against health care providers, suppliers or licensed practitioners. Governmental agencies and private plans will both report and have access to the information collected by the program. Also, HIPAA requires the Secretary of HHS to issue advisory opinions with respect to whether particular transactions violate the Medicare and Medicaid anti-kickback laws.

      CERTIFICATE OF NEED LAWS. State certificate of need laws, which vary from state to state, may place limitations on a hospital's ability to expand services, add new equipment, or construct new facilities. However, we have not experienced, and do not expect to experience, any material adverse effects from state certificate of need requirements or from the imposition, elimination or relaxation of such requirements. See "Competition" below.

      HOSPITAL LICENSING. Hospitals are subject to periodic inspection by federal, state and local authorities in order to determine their compliance with applicable regulations and standards. Such compliance must be demonstrated to maintain licensure and to participate as a certified health care provider in the Medicare and Medicaid programs. All of our owned hospitals are licensed under appropriate state laws and are certified to participate in the Medicare program.

In addition, it is our policy that all our owned hospitals apply for accreditation by the appropriate accreditation body, such as the Joint Commission on Accreditation of Healthcare Organizations or the American Osteopathic Association. All of the Company's owned hospitals are so accredited, with the exception of the 42-bed facility at Kenmare, North Dakota, which is one of the two facilities comprising Unimed Medical Center. Accreditation indicates that a hospital meets certain minimum standards and generally satisfies the applicable health and administrative standards for Medicare certification, although accreditation is not required to obtain Medicare certification. We believe that our owned hospitals are in substantial compliance with current licensing regulations and standards. But, as is the case with all businesses and individuals, the possibility always exists that government officials will allege or find that we have in some respect failed to comply with applicable laws and regulations, even if in our opinion we are in compliance. Although we intend to continue to maintain our licensure and certifications, we cannot guarantee that our owned hospitals will be able to comply with all future requirements or that failure to so comply would not adversely affect the Company.

      HEALTH CARE REFORM. The health care industry continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would make major changes in the health care system. Proposals that have been considered include expansion of Medicare coverage to include prescription drugs, cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, and mandatory health insurance coverage for employees. The costs of implementing some of these proposals could be financed, in part, by reductions in payments to health care providers under Medicare, Medicaid and other federal government programs. We cannot predict the course of future health care legislation or other changes in the administration or interpretation of governmental health care programs and the effect that any legislation, interpretation or change may have on us.

      CONVERSION LEGISLATION. Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals. These laws generally require prior approval from state attorney generals, advance notification and community involvement. In addition, state attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law. States are showing an increased interest in overseeing the sales or conversions of not-for-profit hospitals. These factors may make it more difficult for us to acquire not-for-profit-hospitals, or could increase our acquisition costs in the future. This could have an adverse impact on our acquisition strategy. See "Our Business Strategy."

PAYMENT

      MEDICARE. Under the Medicare program, we are paid for inpatient and outpatient services performed by our owned hospitals.

      Payments for inpatient services are made under a prospective payment system, commonly known as "PPS." Under PPS, we are paid a set amount per inpatient discharge based on the category assigned to the patient's diagnosis. This diagnosis category system is commonly known as "DRG." DRGs classify treatments for illnesses according to the estimated amount of hospital resources necessary to treat each principal diagnosis. DRG rates have been established for each hospital participating in the Medicare program. Only when the cost of patient treatment substantially exceeds the payment for that particular DRG, do we receive additional payments called "outlier payments". The threshold to qualify for outlier payments is expected to increase, resulting in decreased payments to hospitals effective October 1, 1999.

      We also receive additional payments for: (1) treating a large number of indigent patients (called disproportionate share), and (2) the added cost from physician residency training (called indirect medical education). DRG payments are based on the actual costs incurred by an individual hospital, but are adjusted according to salary levels paid in the area in which the hospital is located.

      DRG rates are adjusted annually. The index used to adjust the DRG rates takes into account the inflation experienced by hospitals and entities outside of the health care industry in purchasing goods and services. However, for several years increases to the DRG rates have been lower than the increases in the costs of goods and services purchased by hospitals. The DRG rates are adjusted each federal fiscal year, which begins on October 1. DRG rate increases were 2.0% for federal fiscal year 1997, zero for federal fiscal year 1998 and 0.5% for federal fiscal year 1999. The rate increase for federal fiscal year 2000 is expected to be 1.1%. The contemplated adjustments for federal fiscal years 2001 and 2002 are the percentage increases in the cost of goods and services purchased by hospitals, minus 1.1%. We anticipate that future legislation may decrease the rate of increase for DRG payments, but we are not able to predict the amount of the reduction or the effect that the reduction will have on our financial condition or results of operations. These reductions make it more difficult for us to grow net revenue and to maintain or improve our operating margins. See "Owned Hospitals-Sources of Revenue".

      In addition to the DRG payments for inpatient operating costs, Medicare makes separate payments to hospitals for inpatient capital costs. Capital related costs generally include depreciation, capital interest, lease and rental expense, property taxes and insurance related to the plant and equipment. Since 1992, hospitals have been paid under one of two methodologies. Hospitals with cost less than the base year federal rate transition up to the federal rate over a ten year period. Hospitals with cost over the base year federal rate transition down to the federal rate over a ten year period, or they may chose to transition to 100% of the federal rate sooner. The payment methodology for capital is similar to DRGs in that the federal rate is multiplied by the DRG weight to arrive at a predetermined payment. In addition to the change in payment methodology for capital, BBA 97 reduced inpatient capital rates in the aggregate by 15.3% effective October 1, 1997.

      Medicare pays for outpatient laboratory services based on a fee schedule. Medicare generally pays for other outpatient services at the lesser of (i) 94.2% of costs, (ii) charges or (iii) a blend of fees and costs for ambulatory surgery, diagnostic radiology and other services. BBA 97 changed the formula for determining payment amounts (the "formula driven overpayment" or "FDO") for other outpatient services rendered on and after October 1, 1997. This formula change reduces payments in comparison to payments that would have been received under previous law.

      BBA 97 required Medicare to implement outpatient PPS effective January 1, 1999. The Health Care Financing Administration's current plan is to implement outpatient PPS by July 1, 2000. We believe that outpatient PPS may be delayed until January 2001. Outpatient PPS, when implemented, may have a material adverse effect on the Company's results of operations. We are unable to predict the effect on us of the new payment system.

      As of July 31, 1999, we own ten facilities that operate hospital-based home health agencies. BBA 97 mandated home health payments at the lesser of three levels for cost reporting periods beginning on and after October 1, 1997. These three levels, known as the interim payment system, are (i) cost, (ii) a per visit cap that is lower than the previous cap, and (iii) a new annual per beneficiary cap. Additionally, coverage for services provided solely related to the need for venipuncture was eliminated effective February 5, 1998. The combination of these changes has significantly reduced our home health volumes and net revenues. BBA 97 required Medicare payments for home health services to transition to PPS beginning October 1, 1999. Subsequent legislation changed the effective date of the transition to October 1, 2000.

      As of July 1, 1999, we own eight hospitals that operate hospital-based skilled nursing beds. Effective for cost reporting periods beginning July 1, 1998, BBA 97 required skilled nursing facilities be paid on a prospective per diem basis. This payment method is to be phased in over four years for most facilities. The BBA 97 changes have reduced our payments for skilled nursing services. In respect to these reduced payments, three of our hospitals have stopped admitting patients into their skilled nursing facilities.

      BBA 97 includes other provisions which will reduce payments that would have otherwise been received by hospitals. The reductions include payments related to transfers from an acute-care setting and payments related to reimbursement of uncollectible deductibles and coinsurance from Medicare patients. In general, all of the changes resulting from BBA 97 have resulted in lower payments from the Medicare program to our owned hospitals.

      Further reductions in Medicare spending, or other changes to the program, may be required to maintain the solvency of the Medicare program or the Social Security system as a whole. While we expect further reductions in Medicare payments, we cannot predict the timing, magnitude or effect of such reductions. Our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes as a result of BBA 97 and any subsequent legislation and regulations.

      MEDICAID. Most state Medicaid payments are made under PPS or under programs which negotiate payment levels with individual hospitals. Medicaid payments are often less than a hospital's cost of services. Medicaid is currently funded jointly by state and federal governments. The federal government and many states are currently considering significant reductions in Medicaid funding, while at the same time expanding Medicaid benefits. This could adversely affect future levels of Medicaid payments received by our owned hospitals.

      In November 1991, Congress enacted the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments. As a result of these amendments, some states in which we operate have imposed taxes to fund their Medicaid programs. These taxes have not had a material adverse affect on us. However, we cannot predict whether the states in which we operate will impose any additional taxes. Therefore, we are not able to assess the effect of these taxes on us.

      ANNUAL COST REPORTS. All hospitals participating in the Medicare program must submit annual cost reports. These reports cover the hospital's costs and expenses of patient care for Medicare and some Medicaid beneficiaries. Review of previously submitted cost reports and the cost report preparation process are areas included in the ongoing qui tam litigation against us. It is too early for us to predict the outcome of this qui tam litigation, but if we, or any of our facilities, are found to be in violation of federal or state laws relating to Medicare, Medicaid or similar programs, we could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participating in the Medicare, Medicaid or similar government sponsored programs. Any of these outcomes could have a material adverse effect on us. See Item 3. "Legal Proceedings. Cost Report Litigation."

      Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under the Medicare and Medicaid programs. These audits often take several years. Hospitals may appeal any final determination made in connection with an audit. We believe that we have made adequate provisions in our financial statements for any adjustments that may result from these audits and related appeals. Cost reports are subject to complex regulations, administrative rulings and fiscal intermediary interpretations, all of which change frequently and are not always consistent. Significant issues may arise years after we provide care to the patient and previously determined allowances could be more or less than ultimately required. See "Government Regulation-False Claims".

      COMMERCIAL INSURANCE. Our owned hospitals provide services to individuals covered by private health care insurance. Private insurance carriers pay our hospitals, or in some cases reimburse their policyholders, based on the hospital's established charges and the coverage provided in the insurance policy. Commercial insurers are trying to limit the costs of hospital services by negotiating discounts, including prospective payment systems, which would reduce payments by commercial insurers to our owned hospitals. Reductions in payments for services provided by our owned hospitals to individuals covered by commercial insurers could adversely affect us.

COMPETITION

      OWNED HOSPITALS. The hospital industry is highly competitive and competition among hospitals and other health care providers has intensified in recent years. We believe that competition has increased in part as a result of declines in payment levels under government programs, the adoption of prospective payment systems and changes in government regulation. We face competition from other hospitals, tax-supported providers and specialized care providers.

      The areas served by our owned hospitals are also served by other for-profit and not-for-profit hospitals or facilities that provide inpatient or outpatient services similar to those offered by our owned hospitals. In some cases, these competing hospitals are more established, better equipped, offer a wider range of services than our owned hospitals or have greater financial resources than we do. Some competing hospitals are owned by tax-supported government agencies or by tax-exempt, not-for-profit entities that may be supported by endowments and charitable contributions. These providers have a competitive advantage since they can make capital expenditures without paying sales or property taxes. They also generally do not pay income taxes. Also, we face competition from other specialized care providers, including outpatient surgery, cardiac, orthopedic, oncology services and diagnostic centers. These providers offer specialized services in highly profitable areas of the health care industry.

      The competitive position of a hospital may also be affected by its ability to provide services to insurance and managed care companies, including HMOs and PPOs. These companies attempt to direct and control the use of hospital services through managed care programs and discounts from established hospital charges. Each of our owned hospitals currently has contracts with insurance and managed care companies which continue to select hospitals based on the fee structure they offer. We expect this trend to intensify.

      The number and quality of the physicians on a hospital's staff is an important factor in a hospital's competitive advantage, because physicians decide whether a patient is admitted to the hospital and the procedures to be performed on the patient. Admitting physicians are usually on the medical staffs of several hospitals in addition to those of our owned hospitals. We attempt to attract our physicians' patients to our owned hospitals by offering quality services and facilities, convenient locations and state-of-the-art equipment.

      We believe that our hospitals compete within local markets on the basis of many factors, including the quality of care, ability to attract and retain qualified physicians, location, breadth of services and technology offered and, to a lesser extent, prices charged. We believe that the quality of our hospitals' physicians, quality services, systems, technology and convenient locations provide us with a competitive advantage.

      MANAGEMENT SERVICES. In seeking management services, hospitals have various alternatives to those offered by us and other hospital management companies. Hospitals managed by hospital management companies represent less than 10% of the total acute care hospitals in the United States. This is primarily because most hospitals have their own management staff. Some hospitals choose to obtain management services from large, tertiary care facilities that create referral networks with smaller surrounding hospitals. We believe that our industry reputation and leading marketing position provide us with a competitive advantage over our competitors in seeking additional management contracts.

EMPLOYEES AND PHYSICIANS

      As of June 30, 1999, our owned hospitals had approximately 20,000 employees. As of that date, we also had approximately 150 employees on our corporate staff and approximately 750 employees providing hospital management and consulting services. With the exception of approximately 160 employees at Barberton Citizens Hospital, our employees are not represented by any labor union. We believe that our relations with our employees are good.

      Physicians on the medical staffs of our hospitals are generally not our employees. A small number of physicians have been historically employed by or have contracted with us primarily to staff emergency rooms, to provide certain ancillary services and to serve in administrative capacities, such as directors of special services. We also employ physicians, primarily primary care physicians, in selected markets. In addition, physicians are employees of the entities formed by the consolidations of three of our hospitals with physician practices in their respective communities (Park View Regional Medical Center and Vicksburg Medical Center, Vicksburg, Mississippi and Mary Black Memorial Hospital, Spartanburg, South Carolina).

      Members of the medical staffs of our hospitals often also are members of the medical staffs of hospitals we do not own and each may terminate his or her affiliation with our hospital at any time. Generally, a patient is admitted to a hospital only at the request of a member of the hospital's medical staff. Medical staff members, including physicians we employ, have sole discretion over where to admit their patients.


PROFESSIONAL LIABILITY

      As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. To cover claims relating to both our owned and our managed hospitals, we generally maintain professional malpractice liability insurance and general liability insurance on a claims made basis in amounts that we believe to be sufficient for our operations. We also maintain umbrella insurance which covers claims, which due to their nature or amount, are not covered by our specialized insurance policies. Since the cost of malpractice and other liability insurance has risen significantly in recent years, we cannot assure you that professional liability insurance will continue to be available or will be available at reasonable costs for us to maintain adequate levels of insurance.

      In the hospital management area, we attempt to protect ourselves from liability by requiring managed hospitals in our management contracts to maintain appropriate insurance coverage and name us as an additional insured party. Coverage generally includes professional liability, comprehensive general liability, workers' compensation and fidelity insurance. In addition, our management contracts usually require the hospital to indemnify us for claims that arise out of the actions of hospital employees, medical staff members and others who are not employees. This type of provision helps protect us against claims that may not be covered by insurance. These claims include medical staff antitrust claims and employment related claims.

      Although the majority of our management contracts contain our standard insurance and indemnification provisions, a small number of them do not. This is because the laws of some states limit the ability of public hospitals to reimburse private companies. In these cases, we attempt to negotiate for the maximum protection permitted by law. In other states, public hospitals have total or partial immunity against legal actions and, as a result, do not purchase insurance except to the extent of their limited liability. Although we treat the managed hospital's insurance and reimbursement obligations as our primary coverage, we also maintain our own insurance.

ITEM 2. PROPERTIES

      For a description of our owned hospital properties, see "Item 1. "Business-Owned Hospitals". We also lease our principal corporate offices in Brentwood, Tennessee. The lease expires in 2005. The field offices of Quorum Health Resources, LLC are also leased, with terms ranging from one to five years. We believe our properties are adequate for our business purposes.

ITEM 3. LEGAL PROCEEDINGS

      We are currently, and from time to time expect to be, subject to claims, suits and investigations arising in the ordinary course of business. We may not know about investigations or qui tam actions filed against us by private parties on behalf of the federal or state governments. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. Except for the litigation described below, we are not currently involved in any litigation that we believe could have a material adverse effect on our results of operations or financial position.

LITIGATION

      COST REPORT LITIGATION. (M.D. Fla. No. 99-413-CIV-T-23B) In June 1993, the Office of the Inspector General of the Department of Health and Human Services requested information from us in connection with an investigation involving our procedures for preparing Medicare cost reports. In January 1995, the United States Department of Justice issued a Civil Investigative Demand which also requested information from us in connection with the same investigation. As a part of the government's investigation, several former and current employees were interviewed. We cooperated fully with the investigation. We received no communication from the government on this matter from approximately June 1996 through August 1998.

      In August 1998, the government informed us that the investigation was prompted by a lawsuit filed under the False Claim Act. The suit was filed in January 1993 by a former employee of a hospital we managed. These lawsuits, commonly known as qui tam actions, are filed "under seal." That means that the claims are kept secret until the government decides whether to join the case. The person who files the lawsuit is called a "relator." At a meeting in September, 1998, we learned from the government that it would likely join in the lawsuit. The government joined the case against us in October 1998. The former employee's lawsuit named us, our subsidiary Quorum Health Resources, Columbia/HCA Healthcare Corporation and all hospitals that we or Columbia/HCA owned, operated or managed from 1984 through 1997, as defendants. The unsealed complaint, prepared by the relator, alleged that we knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

      In January 1999, we filed motions with the court asking to be separated from the case against co-defendant Columbia/HCA. The government did not oppose the motion to separate the cases against us and Columbia/HCA. On February 2, 1999, the government filed an amended complaint. On that date, the government also filed a notice of non-intervention advising the Court that it would not proceed on some of the relator's allegations, and that it would not sue individual managed hospital clients. The government's complaint did not name as defendants any hospital we managed. It does name us, Quorum Health Resources and each subsidiary which now owns or has ever owned a hospital.

      The government filed that amended complaint after extensive discussions with us about how to proceed. The government had proposed that the case be stayed while the government obtained from us and reviewed extensive additional documents. We declined the government's request and asked the government for a specific settlement proposal, which the government declined to provide.

      The February 2, 1999 complaint alleges that we, on behalf of hospitals we managed between 1985 and 1995 and hospitals we owned from 1990 to the present, violated the False Claims Act by filing false Medicare cost reports. The government asserts that the false claims in the cost reports are reflected in "reserve analyses" we created. The complaint also alleges that these cost report filings were prepared as the result of our policy.

      We believe that the government has incorrectly interpreted our policies and the purpose of allowances under generally accepted accounting principles.

      On February 16, 1999, we learned that the court granted our motion to separate the cases against us and Columbia/HCA. The court further ordered the government to file a new complaint against us by February 24, 1999, which it did. The government's new complaint is similar to the one filed on February 2, 1999.

      On March 9, 1999, the court appointed a mediator to facilitate settlement discussions between us and the government. We had earlier requested that a mediator be appointed, a request that the government had opposed. The first meeting with the mediator was held on June 11, 1999.

      On April 15, 1999, we filed several motions to dismiss the government's complaint in whole or in part as well as a motion to dismiss the relator from the case. The government and the relator replied to our motions in June, 1999 and we filed a reply in July, 1999. The court has not ruled on our motions.

      This qui tam action seeks three times the amount of damages caused to the United States by our submission of any Medicare or other government health care program alleged false claims to the government, civil penalties of not less than $5,000 nor more than $10,000 for each false claim, and attorneys' fees and costs.

      OTHER QUI TAM ACTIONS AND RELATED INVESTIGATION. In May 1998, we were informed that we were a defendant in another qui tam action involving home health services provided by two of our owned hospitals and alleging that we had violated Medicare laws. This action was filed under seal in June 1996 by a former employee, whom we fired in April 1996. The United States Attorney's Office gave us the opportunity to review the results of the government's investigations and discuss the allegations made in the action prior to the government making a decision to intervene as a plaintiff. The lawsuit remains under seal for all other purposes. We have cooperated fully with the United

States Attorney's Office and provided additional information and made employees available for interviews. We have started preliminary settlement discussions with the government.

      As a part of our ongoing discussions, we have learned from the same U.S. Attorney that there are two additional unrelated qui tam complaints against us alleging Medicare violations at one owned and two managed hospitals. Both matters remain under seal. We have not seen the complaint in either matter. The government has told us that it intends to investigate these allegations. We intend to cooperate with the government's investigation.

      THE CLASS AND DERIVATIVE ACTIONS. In October and November 1998, some of our stockholders filed lawsuits against us in the U.S. District Court for the Middle District of Tennessee. In January 1999, the court consolidated these cases into a single lawsuit. (M.D. Tenn. No. 3-98-1004) The plaintiffs filed an amended complaint in March 1999. The plaintiffs seek to represent a class of plaintiffs who purchased our common stock from October 25, 1995 through October 21, 1998, except for insiders of the Company and their immediate families. The consolidated complaint names as defendants us, several of our officers and one of our outside directors.

      The complaint alleges that defendants violated the Securities Exchange Act of 1934. The plaintiffs claim that we materially inflated our net revenues during the class period by including in those net revenues amounts received from the settlement of cost reports that had allegedly been filed in violation of applicable Medicare regulations years earlier and that, because of this practice, this statement, which first appeared in our Form 10-K filed in September 1996, was false: "The Company believes that its owned hospitals are in substantial compliance with current federal, state, local, and independent review body regulations and standards." In May 1999, we filed a motion to dismiss the complaint. We intend to defend vigorously the claims and allegations in this action.

      On November 2, 1998, a lawsuit was filed against the us, all of our current directors and two former directors in the U.S. District Court for the Northern District of Alabama. On January 14, 1999, this suit was transferred by agreement of the parties to the U.S. District Court for the Middle District of Tennessee. (M.D. Tenn. No. 3-99-0055) On February 16, 1999, the defendants filed a motion to dismiss the original complaint. The court then granted the plaintiff permission to file a first amended complaint, which, when filed, mooted the original motion to dismiss. On April 30, 1999, the defendants moved to dismiss the first amended complaint. The court on July 1, 1999, granted plaintiff's motion for leave to file a second amended complaint and denied as moot the motion to dismiss the first amended complaint. The second amended complaint asserts four claims: a shareholders' derivative claim for breach of fiduciary duty, a shareholders' derivative claim for violations of the Racketeer Influenced and Corrupt Organizations Act, a shareholders' derivative claim for injunctive relief, and a purported class action claim for breach of fiduciary duty. As the basis for each of these claims, plaintiff alleges in the amended complaint that the defendants in 1993 were aware that we were filing allegedly false cost reports and that the defendants "mandated" that the illegal acts continue in violation of applicable Medicare and Medicaid reimbursement laws. The defendants have filed a new motion to dismiss the second amended complaint. All of the defendants plan to vigorously defend this litigation.

      It is too early to predict the effect or outcome of any of the ongoing investigations or the qui tam, class or stockholders' derivative actions, or whether any additional investigations or litigation will be commenced. If we are found to have violated federal or state laws relating to Medicare, Medicaid or other government programs, then we may be required to pay substantial fines and civil and criminal penalties. We also may be excluded from participating in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are substantial. We could be subject to substantial costs resulting from an adverse outcome of any of these actions. In an effort to promptly resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. Any one or more of these actions or costs could have a material adverse effect on our results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


      Our Common Stock became listed on the Nasdaq Stock Market National Market ("Nasdaq") under the symbol "QHGI" on May 26, 1994. On September 22, 1999, the last reported sales price of the Common Stock on Nasdaq was $6.56.

      As of June 30, 1999, the Company had approximately 2,945 holders of record and we estimated an additional 3,600 beneficial owners. The following table shows the high and low bid information for the Common Stock as reported by Nasdaq for each quarter of the fiscal year ended June 30, 1999 and June 30, 1998:

   1998                    HIGH           LOW
   ----                    ----           ---
   First Quarter           26             21 45/64
   Second Quarter          28 1/4         20 3/4
   Third Quarter           33 3/4         22 3/4
   Fourth Quarter          33 13/16       26 1/2

   1999                    HIGH           LOW
   ----                    ----           ---
   First Quarter           29 15/64       14 3/8
   Second Quarter          17 7/8         9 1/2
   Third Quarter           13 1/4         7 1/2
   Fourth Quarter          13 1/2         9 9/16

      We have never paid any cash dividends on our Common Stock. We presently intend to retain our earnings for use in our business, and do not anticipate paying any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of the Board of Directors, which will review this dividend policy from time to time; however, the declaration of dividends is currently prohibited by our bank credit facility and certain other agreements.

See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 4 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

      The following table of selected financial data should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this report.

                            QUORUM HEALTH GROUP, INC.
                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               Year Ended June 30
                                          ------------------------------------------------------------------------------------------
                                              1999                  1998                 1997              1996              1995
                                          ------------------------------------------------------------------------------------------
Summary of Operations (1)
Net operating revenue                     $ 1,652,584           $ 1,572,352          $ 1,413,946       $ 1,098,547       $   850,167
Operating expenses                          1,388,606             1,253,543            1,130,804           873,078           681,036
Equity in earnings of affiliates               22,348                 6,993                 --                --                --
Leases and rentals                             34,192                26,679               22,227            17,125            12,823
Depreciation and amortization                  95,427                87,020               75,134            55,901            37,566
Interest expense                               53,683                40,606               45,601            36,568            22,209
Minority interest                              (4,501)                3,118                  741               109             1,046
Write-down of assets, net gain on
   sale of assets and investigation
   and litigation related costs                35,173                22,850                 --                 787              --
Income before income taxes and
   extraordinary item                          72,352               145,529              139,439           116,553            95,487
Provision for income taxes                     33,494                58,849               55,357            47,321            39,532
Income before extraordinary item               38,858(3)             86,680(2)            84,082            69,232            55,955
Per common share:
   Income before extraordinary
      item - basic                               0.53                  1.16                 1.14              0.96              0.79
   Income before extraordinary
      item - diluted                             0.52(3)               1.12(2)              1.11              0.93              0.76
Cash dividends declared                            --                    --                   --                --                --

Financial Position at Year End (1)
Total assets                              $ 1,831,948           $ 1,490,953          $ 1,278,991       $ 1,020,561       $   773,502
Long-term debt excluding
   current maturities                         872,213               617,377              519,940           430,877           287,364
Stockholders' equity                          624,666               622,266              518,115           431,864           356,389


(1) The Company's financial statements for the years presented are not strictly comparable due to the significant effect that acquisitions, joint ventures and sales have had on such statements. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

(2) Excluding the write-down of assets, net income was $101.5 million and diluted earnings per share was $1.32.

(3) Excluding the write-down of assets and investigation and litigation related costs, net income was was $64.1 million and diluted earnings per share was $0.86.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      You should read the following along with the Selected Financial Data and the Consolidated Financial Statements and accompanying notes and other financial information.

FORWARD-LOOKING INFORMATION

      This discussion includes "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of some words, including "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." We have based these forward-looking statements on our current plans and expectations and projections about future events. However, risks, uncertainties and assumptions that would cause or contribute to material differences in our future financial condition and results of operations include:

      - possible changes in Medicare and Medicaid that may further limit payments to our owned hospitals;

      - the efforts of insurers, managed care companies, patients and other payors to reduce their payments to our owned hospitals;

      - potential adverse impact of known and unknown government investigations and litigation;

      - the possible enactment of federal, state or local health care reforms;

      - changes in federal, state or local regulations affecting the health care industry;

      - difficulties in reducing costs in response to lower payments from our payors;

      - difficulties in finding attractive acquisitions and integrating acquired hospitals into our operations;

      -     market and geographic concentration of operations;

      -     the highly competitive nature of the health care business;

      -     potential loss of physicians or other key personnel;

      -     claims and legal actions relating to professional liability;

      - the ability to address internal and external Year 2000 issues, including disruptions from system conversions;

      - our substantial indebtedness and difficulty raising capital in the future;

      -     fluctuations in the market value of our common stock;

      -     changes in accounting pronouncements; and

      -     changes in general economic conditions.


OVERVIEW

      We are a leading provider of health care services through our owned acute care hospitals and regional health care systems located throughout the United States. We are also the largest provider of management services to acute care hospitals in the United States, primarily through our subsidiary, Quorum Health Resources, LLC.

      In fiscal 1999, our owned hospitals accounted for 91% of our net operating revenue compared to 91% in fiscal 1998 and 90% in fiscal 1997. In fiscal 1999, the Dothan, Alabama and Ft. Wayne, Indiana areas accounted for approximately 32% of owned hospital revenue and 50% of owned hospital EBITDA. EBITDA means our earnings before interest, minority interest, income taxes, depreciation and amortization expense, write-down of assets and investigation and litigation related costs.

      We received from the Medicare and Medicaid programs approximately 54%, 55% and 55% of gross patient service revenue for the years ended June 30, 1999, 1998 and 1997, respectively.

      In each of fiscal 1998 and fiscal 1997, our net income grew 21% over the prior fiscal year, before write-down of assets and extraordinary charges. For fiscal 1999, our net income before write-down of assets and investigation and litigation related costs was lower than we initially projected and 37% lower than fiscal 1998. We believe this was principally due to the following issues:

      - We received lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 (BBA 97).

      - We experienced increased discounts to insurance and managed care companies and increased charity care.

      - We were unable to reduce our costs proportionately with the decline in net operating revenue.

      - Our estimated current year and final settlements from the government under Medicare and Medicaid programs and from insurance and managed care companies were lower in fiscal 1999 compared to fiscal 1998.

      -     The hospitals we acquired during fiscal 1999 reduced net income.

IMPACT OF ACQUISITIONS, JOINT VENTURES AND SALES

      In fiscal 1999, we acquired four hospitals and affiliated health care entities. We also entered into a joint venture in Vicksburg, Mississippi. We manage and have a controlling interest in the joint venture. Some of these entities did not perform as well as we initially expected. This was due to some of the same factors we experienced in our other owned hospitals. Also, we had difficulties integrating some of the acquired hospitals into our operations. In fiscal 1999, we sold Park Medical Center in Columbus, Ohio.

      In fiscal 1998, we acquired two hospitals and affiliated health care entities. We also contributed three hospitals and cash for equity interests in joint ventures in Las Vegas, Nevada and Macon, Georgia. We sold our interest in a Nebraska hospital.

      Because of the financial impact of acquisitions, joint ventures and sales, it is difficult to make meaningful comparisons between our financial statements for the periods presented. Due to the current number of owned hospitals, each additional hospital we acquire can affect our overall operating margins or results of operations.

LITIGATION

      We are currently, and from time to time expect to be, subject to claims, suits and investigations arising in the ordinary course of business. We may not know about investigations or qui tam actions filed against us by private parties on behalf of the federal or state governments. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. Except for the litigation described below, we are not currently involved in any litigation that we believe could have a material adverse effect on our results of operations or financial position.

      In June 1993, the Office of the Inspector General of the Department of Health and Human Services requested information from us in connection with an investigation involving our procedures for preparing Medicare cost reports. In January 1995, the United States Department of Justice issued a Civil Investigative Demand which also requested information from us in connection with the same investigation. As a part of the government's investigation, several former and current employees were interviewed. We cooperated fully with the investigation. We received no communication from the government on this matter from approximately June 1996 through August 1998.

      In August 1998, the government informed us that the investigation was prompted by a lawsuit filed under the False Claims Act. The suit was filed in January 1993 by a former employee of a hospital we managed. These lawsuits, commonly known as qui tam actions, are filed "under seal." That means that the claims are kept secret until the government decides whether to join the case. The person who files the lawsuit is called a "relator." At a meeting in September 1998, we learned from the government that it would likely join in the case. The government joined the case against us in October 1998. The former employee's lawsuit named us, our subsidiary Quorum Health Resources, Columbia/HCA Healthcare Corporation and all hospitals that we or Columbia/HCA owned, operated or managed from 1984 through 1997, as defendants. The unsealed complaint, prepared by the relator, alleged that we knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

      In January 1999, we filed motions with the court asking to be separated from the case against co-defendant Columbia/HCA. The government did not oppose the motion to separate the cases against us and Columbia/HCA. On February 2, 1999, the government filed an amended complaint. On that date, the government also filed a notice of non-intervention advising the Court that it would not proceed on some of the relator's allegations, and that it would not sue individual managed hospital clients. The government's complaint did not name as defendants any hospital we managed. It does name us, Quorum Health Resources and each subsidiary which now owns or has ever owned a hospital.

     The February 2, 1999 complaint alleges that we, on behalf of hospitals we managed between 1985 and 1995 and hospitals we owned from 1990 to the present, violated the False Claims Act by filing false Medicare cost reports. The government asserts that the false claims in the cost reports are reflected in "reserve analyses" we created. The complaint also alleges that these cost report filings were prepared as the result of our policy.

      On April 15, 1999, we filed several motions to dismiss the government's complaint in whole or in part as well as a motion to dismiss the relator from the case. The government and the relator replied to our motions in June, 1999 and we filed a reply in July, 1999. The court has not ruled on our motions.

      This qui tam action seeks three times the amount of damages caused to the United States by our submission of any Medicare or other government health care program alleged false claims to the government, civil penalties of not less than $5,000 nor more than $10,000 for each false claim, and attorneys' fees and costs.

      In May 1998, we were informed that we were a defendant in another qui tam action involving home health services provided by two of our owned hospitals and alleging that we had violated Medicare laws. This action was filed under seal in June 1996 by a former employee, whom we fired in April 1996. The United States Attorney's Office gave us the opportunity to review the results of the government's investigations and discuss the allegations made in the action prior to the government making a decision to intervene as a plaintiff. The lawsuit remains under seal for all other purposes. We have cooperated fully with the United States Attorney's Office and provided additional information and made employees available for interviews. We have started preliminary settlement discussions with the government.

      As a part of our ongoing discussions, we have learned from the same U.S. Attorney that there are two additional unrelated qui tam complaints against us alleging Medicare violations at one owned and two managed hospitals. Both matters remain under seal. We have not seen the complaint in either matter.
The government has told us that it intends to investigate these allegations. We intend to cooperate with the government's investigation.

      We were named as a defendant in a class action brought by some of our stockholders. In the class action, the plaintiffs allege that we violated the

Securities Exchange Act of 1934 by materially overstating our financial results. We were also named as a defendant, along with some of our current directors and two of our former directors, in a stockholders' derivative action. In the stockholders' derivative action, the plaintiffs allege that our directors knew in 1993 that we were filing false Medicare cost reports and that the directors "mandated" that this practice continue. We and the other defendants intend to vigorously defend these lawsuits.

      It is too early to predict the effect or outcome of any of the ongoing investigations or the qui tam, class or stockholders' derivative actions, or whether any additional investigations or litigation will be commenced. If we are found to have violated federal or state laws relating to Medicare, Medicaid or other government programs, then we may be required to pay substantial fines and civil and criminal penalties. We also may be excluded from participating in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are substantial. We could be subject to substantial costs resulting from an adverse outcome of any of these actions. In an effort to promptly resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. Any one or more of these actions or costs could have a material adverse effect on our results of operations or financial position.
(See Part 1, Item 3, "Legal Proceedings" and Note 10 - Contingencies in the Notes to Consolidated Financial Statements.)


RESULTS OF OPERATIONS

      The following table reflects the percentage of net operating revenue represented by various categories in our Consolidated Statements of Income for fiscal years 1999, 1998 and 1997. Results of operations for fiscal 1999 include a full year of operations for sixteen hospitals and the Las Vegas and Macon joint ventures and partial periods for one hospital sold, four hospitals acquired by us and one contributed by Columbia/HCA to a joint venture that we control. Results of operations for fiscal 1998 include a full year of operations for fifteen hospitals and partial periods for one hospital sold, the Las Vegas and Macon joint ventures, three hospitals contributed to joint ventures and two hospitals acquired during the year. Results of operations for fiscal 1997 include a full year of operations for fifteen hospitals and partial periods for four hospitals acquired during the year.

                                                              Fiscal Year
                                             1999                1998                1997
                                           -------             -------              ------
Net operating revenue                        100.0%              100.0%              100.0%
Operating expenses (1)                        84.1                79.7                79.9
Equity in earnings of affiliates              (1.4)               (0.4)                 --
                                           -------             -------              ------
EBITDAR (2)                                   17.3                20.7                20.1
Leases and rentals                             2.0                 1.7                 1.6
                                           -------             -------              ------
EBITDA (2)                                    15.3                19.0                18.5
Depreciation and amortization                  5.9                 5.5                 5.3
Interest expense                               3.2                 2.6                 3.2
Write-down of assets
  and investigation and litigation
  related costs                                2.1                 1.5                  --
Minority interest                             (0.3)                0.2                 0.1
                                           -------             -------              ------
Income before income taxes and
 extraordinary items                           4.4                 9.2                 9.9
Provision for income taxes                     2.0                 3.7                 3.9
                                           -------              ------              ------

Income before extraordinary
  items                                        2.4                 5.5                 6.0
Extraordinary charges                           --                  --                 0.6
                                           -------              ------              ------
Net income                                     2.4%                5.5%                5.4%
                                           =======             =======              ======


---------------

(1) Operating expenses represent expenses before leases and rentals, interest, minority interest, income taxes, depreciation and amortization expense, write-down of assets and investigation and litigation related costs.

(2) EBITDA represents earnings before interest, minority interest, income taxes, depreciation and amortization expense, write-down of assets and investigation and litigation related costs. EBITDAR represents EBITDA before leases and rentals. EBITDA and EBITDAR are commonly used as analytical indicators, and also serve as a measure of indebtedness capacity and debt service ability. We have included EBITDA and EBITDAR data because they are typically used by investors to measure a company's ability to service debt. EBITDA and EBITDAR should not be considered measures of financial performance under generally accepted accounting principles, and the items excluded from EBITDA and EBITDAR are significant components in understanding and assessing financial performance. EBITDA and EBITDAR should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA and EBITDAR are not measurements determined in accordance with generally accepted accounting principles and are susceptible to varying calculations, EBITDA and EBITDAR as presented may not be comparable to other similarly titled measures of other companies.

Fiscal 1999 Compared to Fiscal 1998

      Net Operating Revenue. Net operating revenue was $1,652.6 million in fiscal 1999, compared to $1,572.3 million in fiscal 1998. This represents an increase of $80.3 million or 5.1%. We attribute this increase to (1) the acquisition of six hospitals during fiscal 1999 and fiscal 1998, (2) the hospital contributed by Columbia/HCA in fiscal 1999 to a joint venture that we control and (3) a 2.2% increase in revenue from our hospital management services. The increase in net operating revenue was partially offset by decreases due to (1) the sales of our Columbus hospital in fiscal 1999 and Nebraska hospital in fiscal 1998, (2) the contribution in fiscal 1998 of three hospitals to joint ventures in which we hold a minority interest and (3) a 0.8% decrease in net operating revenue produced by same store hospitals. We attribute this 0.8% decrease principally to:

      - lower payments from the government under the Medicare program as a result of BBA 97;

      - increased discounts to insurance and managed care companies and increased charity care; and

      - decreased estimated current year and final settlements from the government under Medicare and Medicaid programs and from insurance and managed care companies (Estimated third-party payor settlements are discussed under the caption "General").

      Operating Expenses. Operating expenses were $1,388.6 million in fiscal 1999, compared to $1,253.5 million in fiscal 1998. This represents an increase of $135.1 million or 10.8%. Operating expenses as a percentage of net operating revenue increased to 84.1% for fiscal 1999 from 79.7% for fiscal 1998. Operating expenses as a percentage of net operating revenue for our owned hospitals was 85.1% for fiscal 1999, compared to 80.3% for fiscal 1998. For our same store hospitals, operating expenses as a percentage of net operating revenue increased to 83.0% for fiscal 1999, from 79.2% for fiscal 1998. We attribute the same store hospital increase to the reduction in net operating revenue discussed in the previous paragraph, higher costs in certain local markets due to specific operational issues, and our overall difficulty in reducing our costs proportionately with the lower payments we receive.

      Equity in Earnings of Affiliates. Equity in earnings of affiliates represents our share of earnings from joint ventures in which we hold a minority interest. Equity in earnings of affiliates was $22.3 million in fiscal 1999, compared to $7.0 million for fiscal 1998, an increase of $15.3 million. This increase was due to a full year of operations for the joint ventures in fiscal 1999 compared to partial years in fiscal 1998. We formed our Las Vegas joint venture on February 1, 1998 and our Macon joint venture on May 1, 1998. Equity in earnings of affiliates represented 1.4% of our net operating revenue in fiscal 1999, compared to 0.4% of our net operating revenue in fiscal 1998.

      Leases and rentals. Leases and rentals were $34.2 million in fiscal 1999, compared to $26.7 million in fiscal 1998, an increase of $7.5 million, or 28.2%. Leases and rentals as a percentage of net operating revenue increased to 2.0% in fiscal 1999, compared to 1.7% in fiscal 1998. This increase was due primarily to an increase in assets leased in connection with hospital acquisitions in fiscal 1999 and 1998.

      EBITDA. EBITDA for fiscal 1999 was $252.1 million, compared to $299.1 million in fiscal 1998, a decrease of $47.0 million or 15.7%. EBITDA as a percentage of net operating revenue was 15.3% in fiscal 1999, compared to 19.0% in fiscal 1998. EBITDA as a percentage of net operating revenue for our owned hospitals was 14.3% in fiscal 1999, compared to 18.5% in fiscal 1998. EBITDA as a percentage of net operating revenue for our same store hospitals was 15.3% in fiscal 1999, compared to 19.2% in fiscal 1998. EBITDA as a percentage of net operating revenue for our management services business was 24.7% in fiscal 1999, compared to 23.9% in fiscal 1998. We attribute the decrease in EBITDA principally to (1) the decrease in net operating revenue of our same store hospitals from BBA 97, managed care and decreased estimated payor settlements and (2) the increase in operating expenses.

      Depreciation and Amortization. Depreciation and amortization expense in fiscal 1999 was $95.4 million, compared to $87.0 million in fiscal 1998, an increase of $8.4 million, or 9.7%. Depreciation and amortization expense as a percentage of net operating revenue increased to 5.9% in fiscal 1999 from 5.5% in fiscal 1998. The increase in depreciation and amortization as a percentage of net operating revenue was due principally to the decrease in net operating revenue of our same store hospitals and the opening of a replacement facility in Florence, South Carolina.

      Interest Expense. Interest expense in fiscal 1999 was $53.7 million, compared to $40.6 million in fiscal 1998, an increase of $13.1 million, or 32.2%. Interest expense as a percentage of net operating revenue increased to 3.2% in fiscal 1999 from 2.6% in fiscal 1998. The increase was due principally to additional borrowings related to acquisitions, share repurchases, and the opening of the replacement facility in fiscal 1999. The increase was partially offset by the termination of two interest rate swap agreements on terms favorable to us.

      Write-down of Assets and Investigation and Litigation Related Costs. During fiscal 1999, we recorded write-downs of assets and investigation and litigation related costs of approximately $35.2 million.

- Approximately $25.6 million consisted of the write-down of intangible assets related to physician practices based on our review of expected future cash flows. We reviewed physician practices as a result of recent changes in the physician practice management industry and because we had enough historical financial information to give us additional data for changing estimated future cash flows.

- Approximately $4.3 million consisted principally of the write-down of the book value of Park Medical Center, which was subsequently sold, to its estimated fair market value.

- The remaining $5.3 million consisted of costs of the False Claims Act and stockholders' litigation.

      During fiscal 1998, we recorded a write-down of goodwill of approximately $22.9 million at our hospital contributed to the Las Vegas joint venture.

      Minority Interest Income and Expense. Minority interest income was $4.5 million in fiscal 1999, compared to expense of $3.1 million in fiscal 1998, a change of $7.6 million. Minority interest income as a percentage of net operating revenue was 0.3% in fiscal 1999, compared to expense of 0.2% in fiscal 1998. We attribute this change primarily to the write-down of intangible assets and operational issues in some of our local markets.

      Income Taxes. The provision for income taxes in fiscal 1999 was $33.5 million compared to $58.8 million in fiscal 1998, a decrease of $25.3 million, or 43.1%. The provision for income taxes as a percentage of net operating revenue decreased to 2.0% in fiscal 1999, from 3.7% in fiscal 1998. Excluding the effect of the write-downs of assets discussed above, our effective income tax rate was 39.1% in fiscal 1999, compared to 39.7% in fiscal 1998.

      Net Income. Net income during fiscal 1999 was $38.9 million, compared to $86.7 million in fiscal 1998, a decrease of $47.8 million, or 55.2%. Net income as a percentage of net operating revenue was 2.4% in fiscal 1999, compared to 5.5% in fiscal 1998. Excluding the write-downs of assets and the investigation and litigation related costs, net income as a percentage of net operating revenue was 3.9% in fiscal 1999, compared to 6.5% in fiscal 1998.

Fiscal 1998 Compared to Fiscal 1997

      Net Operating Revenue. Net operating revenue was $1,572.3 million in fiscal 1998, compared to $1,413.9 million in fiscal 1997, an increase of $158.4 million, or 11.2%. We attribute this increase principally to (1) the acquisition of six hospitals during fiscal 1998 and 1997, (2) a 7.3% increase in revenue produced by same store hospitals and (3) a 3.5% increase in revenue from our hospital management services. The increase in revenue produced by same store hospitals was principally due to (1) higher volumes of patients, (2) an increase in the prices we charge for our services and (3) an increase in estimated third party payor settlements. The increase in net operating revenue was partially offset by (1) a reduction in net operating revenue due to the sale of our Nebraska hospital and our contribution in fiscal 1998 of three hospitals to joint ventures in which we hold a minority interest, (2) increased managed care and charity discounts and (3) the effects of BBA 97.

      Operating Expenses. Operating expenses were $1,253.5 million in fiscal 1998, compared to $1,130.8 million in fiscal 1997. This represents an increase of $122.7 million, or 10.9%. Operating expenses as a percentage of net operating revenue decreased to 79.7% in fiscal 1998 from 79.9% in fiscal 1997. Operating expenses as a percentage of net operating revenue for our owned hospitals decreased to 80.3% in fiscal 1998 from 80.5% for fiscal 1997. Operating expenses as a percentage of net operating revenue for same store hospitals decreased to 79.2% in fiscal 1998 from 80.0% in fiscal 1997. We attribute this same store decrease to a reduction in salaries and benefits expenses, and to decreased supply costs.

      Equity in Earnings of Affiliates. Equity in earnings of affiliates was $7.0 million in fiscal 1998 representing 0.4% of our net operating revenue. These amounts were due to our investment in our Las Vegas and Macon joint ventures. Since we formed these joint ventures in fiscal 1998, there is no comparable amount for fiscal 1997.

      Leases and Rentals. Leases and rentals were $26.7 million in fiscal 1998 compared to $22.2 million in fiscal 1997, an increase of $4.5 million, or 20.3%. Leases and rentals as a percentage of net operating revenue increased to 1.7% for fiscal 1998 compared to 1.6% for fiscal 1997. The increase was due principally to an increase in assets leased in connection with hospital acquisitions.

      EBITDA. EBITDA for fiscal 1998 was $299.1 million, compared to $260.9 million for fiscal 1997, an increase of $38.2 million or 14.6%. EBITDA as a percentage of net operating revenue was 19.0% for fiscal 1998, compared to 18.5% in fiscal 1997. EBITDA as a percentage of net operating revenue for our owned hospitals was 18.5% in fiscal 1998 compared to 18.0% in fiscal 1997. EBITDA as a percentage of net operating revenue for same store hospitals was 19.3% in fiscal 1998, compared to 18.5% in fiscal 1997. EBITDA as a percentage of net operating revenue for our management services business was 23.9% in fiscal 1998, compared to 22.7% in fiscal 1997.

      Depreciation and Amortization. Depreciation and amortization expense for fiscal 1998 was $87.0 million, compared to $75.1 million in fiscal 1997, an increase of $11.9 million, or 15.8%. Depreciation and amortization expense as a percentage of net operating revenue increased to 5.5% in fiscal 1998 from 5.3% in fiscal 1997.

      Interest Expense. Interest expense for fiscal 1998 was $40.6 million compared to $45.6 million in fiscal 1997, a decrease of $5.0 million, or 11.0%. Interest expense as a percentage of net operating revenue decreased to 2.6% in fiscal 1998 from 3.2% in fiscal 1997. The decrease was due principally to (1) lower interest rates as we repaid debt with higher interest rates with the proceeds of debt with lower interest rates, (2) a reduction in interest rates,
(3) the impact of the IRS examinations and (4) repayments of bank debt with cash received from operations.

      Write-down of Assets. The write-down of assets is due to the write-down of goodwill of approximately $22.9 million at our hospital contributed to the Las Vegas joint venture.

      Minority Interest Expense. Minority interest expense for fiscal 1998 was $3.1 million compared to $0.7 million in fiscal 1997, an increase of $2.4 million. Minority interest expense as a percentage of net operating revenue increased to 0.2% in fiscal 1998 from 0.1% in fiscal 1997. This increase was due primarily to our acquisition of hospitals in fiscal 1997 with minority investors and improved profitability of other hospitals with minority investors.

      Income Taxes. The provision for income taxes for fiscal 1998 was $58.8 million compared to $55.4 million in fiscal 1997, an increase of $3.4 million, or 6.1%. The provision for income taxes as a percentage of net operating revenue was 3.7% in fiscal 1998. Excluding the write-down of assets, the provision for income taxes as a percentage of net operating revenue increased to 4.3% in fiscal 1998 from 3.9% for fiscal 1997. The increase was due to an increase in pretax income. Our effective income tax rate was 39.7% for fiscal 1998 and fiscal 1997.

      Net Income. Net income during fiscal 1998 was $86.7 million compared to $75.9 million in fiscal 1997, an increase of $10.8 million, or 14.2%. Net income as a percentage of net operating revenue was 5.5% in fiscal 1998. Excluding the extraordinary charge in fiscal 1997 and the write-down of assets in fiscal 1998, net income as a percentage of net operating revenue was 6.5% in fiscal 1998 compared to 6.0% for fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1999, our working capital was $235.2 million. Our ratio of current assets to current liabilities was 2.1 to 1.0 at June 30, 1999.

      Our principal sources of cash are net cash provided by operating activities and cash available under our bank revolving line of credit facility. Our principal uses of funds are hospital acquisitions, payments of principal and interest on our long-term debt, capital expenditures and share repurchases.

Fiscal 1999 Cash Flows Compared To Fiscal 1998 Cash Flows

      Cash provided by operating activities totaled $129.1 million in fiscal 1999, compared to $124.7 million in fiscal 1998, an increase of $4.4 million, or 3.5%. This increase was due primarily to lower tax payments related to IRS examinations of previous years tax returns and a lower increase in accounts receivable compared to the increase in fiscal 1998.

      Net cash used for investing activities in fiscal 1999 totaled $329.0 million, compared to $253.1 million in fiscal 1998. Our primary investment activities in fiscal 1999 were our acquisition of four hospitals and capital expenditures. Capital expenditures were $124.0 million in fiscal 1999 compared to $131.8 million in fiscal 1998. These amounts include $32.6 million for the replacement facility in Florence, South Carolina in fiscal 1999 and $51.8 million in fiscal 1998. Capital expenditures may vary from period to period depending on facility and service improvements undertaken by our owned hospitals. Capital expenditures are discussed further under the caption "Capital Expenditures." Proceeds from sale of assets relate to the sale of the Columbus hospital in fiscal 1999 and the Nebraska hospital in fiscal 1998.

Fiscal 1998 Cash Flows Compared to Fiscal 1997 Cash Flows

      Cash provided by operating activities totaled $124.7 million in fiscal 1998, compared to $173.4 million in fiscal 1997, a decrease of $48.7 million, or 28.1%, compared to fiscal 1997. The decrease was due primarily to (1) an increase in tax payments for fiscal 1998 operations, (2) current year tax payments related to the IRS examinations of previous years tax returns and (3) a delay in the collection of accounts receivable. This delay in the collection of accounts receivable was due primarily to the disruption of the computer systems of Medicare intermediaries, patient accounting computer systems at one hospital and slower collections.

      Net cash used for investing activities in fiscal 1998 totaled $253.1 million compared to $259.4 million in fiscal 1997. Our primary investment activities in fiscal 1998 were the acquisition of two hospitals and capital expenditures. Capital expenditures were $131.8 million during fiscal 1998 compared to $83.0 in fiscal 1997 and are discussed further under the caption "Capital Expenditures." Proceeds from sale of assets relate to the sale of our remaining interests in the Nebraska hospital in fiscal 1998 and the sale of a minority interest in the same hospital in fiscal 1997.

Capital Resources

      Our revolving credit facility consists of an $850.0 million secured credit facility expiring November 26, 2002, which coincides with the expiration date of the end loaded lease facility. On November 26 of each year, we can request an incremental one-year extension, which is subject to approval of all of the lenders. The credit facility bears interest at our option at generally the lender's base rate, swing-line rate or a fluctuating rate ranging from .55 to
1.55 percentage points above LIBOR. Also, we pay a facility fee ranging from .20 to .45 percentage points on the commitment. The interest rate margins and facility fee rates are based on our leverage ratio. Substantially all stock of our subsidiaries has been pledged under the terms of the credit facility. We may prepay the amount outstanding at any time. At July 31, 1999, we had $121.6 million available under our credit facility.

      We also have a $150.0 million end loaded lease financing agreement to provide a financing option for acquisition and/or construction. This agreement provides for interest rate margins and facility fee rates that are substantially similar to those under our credit facility. Under this agreement, we have guaranteed all lease payments, including contingent lease payments, of up to 85% of the amount utilized under this agreement. At July 31, 1999, $7.1 million was available under this agreement.

      We have $150.0 million of 8 3/4% senior subordinated notes, which mature on November 1, 2005. We have the option to redeem these notes at 104.375% of the principal amount on or after November 1, 2000, at 102.188% of the principal amount on or after November 1, 2001, or at par value on or after November 1, 2002. Upon a change of control, we must make an offer to purchase these notes at 101% of the principal amount. These notes are unsecured and subordinated in right of payment to all existing and future senior debt.

      On August 31, 1999, we issued $150.0 million of convertible subordinated debentures due 2009 to Welsh, Carson, Anderson & Stowe, VIII, LP and certain WCAS VIII affiliates.

The debentures bear interest at 6.0% per annum. Interest is payable quarterly. The debentures are convertible into common shares at a conversion price of $11.25 per share. The debentures will automatically convert at any time after three years if the average of the closing price of our stock over any 90 day period is more than 150% of the conversion price. The debentures are callable at our option at par at any time after August 31, 2001. In the event of a merger, consolidation or sale of more than 50% of our assets, the holder of the debentures has the option to have the debentures prepaid in full. The debentures have antidilution protection, including, under certain circumstances, issuance of common stock below the then applicable conversion price. The shares into which the debentures are convertible have certain voting restrictions and must be held for a two-year period beginning August 1999. The debentures are subordinated in right of payment to all our debt.

      The credit facilities contain certain financial covenants including but not limited to a limitation on debt levels, the prohibition of dividend payments and other distributions and restrictions on investments, repurchases of common stock, asset dispositions, the ability to merge or consolidate with or transfer assets to another entity, and the maintenance of various financial ratios, including a net worth ratio, a fixed charge ratio and a leverage ratio.

      In August 1998, our board of directors authorized the repurchase of up to 3,000,000 shares of common stock. In October 1998, our board of directors authorized the repurchase of up to 5,000,000 additional shares of common stock. We may use the shares purchased to offset the effects of our stock-based employee benefit plans. As of July 31, 1999, we had repurchased 3,585,000 shares for an aggregate purchase price of $48.1 million. We repurchased all of these shares in open market transactions in October and November 1998.

      As of July 31, 1999, there were 5,901,000 options outstanding with a weighted average exercise price of $9.66. In March 1999, our board of directors approved a plan to allow employees to exchange "underwater" stock options. These stock options had exercise prices higher than the market price of our common stock. Based on the exchange, we canceled 5,158,000 options at exercise prices ranging from $12.09 to $33.06 and issued 3,580,000 options at an exercise price of $9.00. The effect was to reduce the number of options held to offset the benefit of a lower exercise price. The estimated economic value of the grants was generally unchanged as a result of the exchange. Under the proposed interpretation of APB Opinion No. 25, repriced options would receive variable-award accounting. Should we be required to apply variable-award accounting to the repriced options, such options will vest and terminate thirty days after we give notice to our employees. During this thirty day period, variable award accounting could cause an increase in our compensation expense.

      During fiscal 1998, our board of directors approved a three-for-two stock split effected in the form of a stock dividend paid on September 16, 1997, to shareholders of record on September 2, 1997. In addition, our stockholders approved (1) an amendment to our charter to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000, (2) an increase in the number of shares reserved for issuance under our qualified employee stock purchase plan to 3,750,000 and (3) the 1997 Stock Option Plan. Under the 1997 Stock Option Plan, we can grant non-qualified and incentive stock options. Stock options are generally granted at an exercise price equal to the fair market value at the date of grant and are exercisable over a period not to exceed ten years. The number of shares reserved for issuance under outstanding options and future grants was 8,064,845 at July 31, 1999.

      We adopted a stockholder rights plan in fiscal 1997 and declared a dividend of one right for each share of common stock. The plan was amended in August 1999. Each right entitles stockholders to acquire one-third of a share of common stock at an exercise price of $100, subject to adjustment. The rights become exercisable only if (1) Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Management Corporation and certain parties which purchase the convertible debentures from these entities acquire beneficial ownership of 30% or more of our common stock or start an offer which would result in those entities owning 30% or more of our common stock or (2) any other person or group acquires beneficial ownership of 15% or more of our common stock or starts an offer which would result in that person or group owning 15% or more of our common stock. At that time, each right owned by unaffiliated others entitles its holder to purchase common stock (or any combination of common stock, preferred stock, debt securities and cash, as determined by our board of directors) worth two times the exercise price of the right. If we are involved in a business combination transaction with another person or if we sell 50% or more of our assets or earning power to another person, each right entitles its holder to purchase shares of our common stock or the acquiring company's common stock worth two times the exercise price of the right. We may redeem the rights for $.01 each at any time until the tenth day following public announcement that an ownership position as described above has been acquired. The rights expire on April 28, 2007.


Capital Expenditures

      Capital expenditures excluding acquisitions in fiscal 1999 totaled $124.0 million. Of this total, we used approximately $32.6 million to complete the construction of the replacement hospital in Florence, South Carolina, which had a total cost of approximately $95 million. We expect to make routine capital expenditures excluding acquisitions for fiscal 2000 of approximately $90 to $100 million.

      Capital expenditures excluding acquisitions for fiscal 1998 totaled $131.8 million. These capital expenditures consisted primarily of the construction of a replacement hospital and two medical office buildings in Florence, South Carolina of approximately $51.8 million and routine capital expenditures in the amount of $80.0 million.

      During fiscal 1999, we used $217.2 million in cash for acquisitions. We acquired four hospitals and affiliated healthcare entities and entered into operating lease agreements to lease land and buildings used by three of these hospitals. The estimated fair market value of the leased land and buildings was $108.7 million. In addition, through one of our subsidiaries, we contributed a hospital and related business to acquire a controlling interest in a joint venture in Vicksburg, Mississippi. We manage the joint venture.

      During fiscal 1998, we used $131.7 million in cash for acquisitions. We acquired two hospitals and affiliated health care entities and entered into operating lease agreements to lease land and buildings used by one hospital. The estimated fair market value of the leased land and buildings was $23.7 million. Also, we contributed three hospitals and paid approximately $23 million in exchange for minority interests in joint ventures in Las Vegas, Nevada and Macon, Georgia. These joint ventures own and operate seven hospitals and are managed by our joint venture partners.


SEASONALITY AND INFLATION

      Our business is seasonal, with higher patient volumes and net operating revenues in the third quarter of our fiscal year than in the remainder of the year. This seasonality happens because more people get sick during the winter, which in turn increases the number of patients in our owned hospitals.

      The health care industry is labor intensive. This means that our owned hospitals need many employees, who we pay salaries and other benefits. These salaries and benefits increase during periods of inflation and shortages of qualified potential employees. In addition, our suppliers pass along rising costs to us in the form of higher prices. Until fiscal 1999, we generally were able to offset these cost increases by expanding, and increasing charges for, our hospital services and procedures. As discussed earlier, in fiscal 1999, we were not able to reduce costs proportionately with reductions in payments from our payors. We cannot assure you that we will be able to offset or control future cost increases.


MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

      Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50%-75% of our debt at a fixed rate, either by borrowing on a long-term basis or entering into interest rate swap transactions. Interest rate swap agreements are contracts which allow us to periodically exchange fixed and floating interest rate payments over the life of the agreements. Floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time we execute the swap agreement. Our policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. Some of our swap agreements allow the counter party a one-time option at the end of the initial term to cancel the agreement or a one-time option at the end of the initial term to extend the swaps for an incremental period of up to five years. If our counter parties do not comply with their obligations under our financial instruments, we may suffer losses. Our counter parties are creditworthy financial institutions and we anticipate that they will be able to fully satisfy their obligations under the contracts. For the years ended June 30, 1999, 1998 and 1997, we received a weighted average rate of 5.3%, 5.8% and 5.8% and paid a weighted average rate of 5.7%, 6.0% and 5.9%, respectively.

      The following table presents information about our market-sensitive financial instruments, including long-term debt and interest rate swaps as of June 30, 1999. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date (assuming the options to extend or cancel are not exercised) and weighted average interest rates based on rates in effect at June 30, 1999. The fair values of long-term debt and interest rate swaps were determined based on quoted market prices at June 30, 1999 for the same or similar issues.

Maturity Date, Fiscal Year Ending June 30
-----------------------------------------
(Dollars in millions)

                                                                                                         June 30,
                                                                                                         1999
                                                                                                         Fair Value
                                                                                There-                   of
                               2000      2001       2002      2003     2004     after         Total      Liabilities
                               ----      ----       ----      ----     ----     ------        -----      -----------
Long-term debt:
Fixed rate long-term
   debt                        $0.9      $0.8       $0.6    $  0.6     $0.6     $151.6         $155.1       $150.6
Average interest rates         7.6%       7.7%       7.7%      7.7%     7.8%       8.7%
Variable rate long-
   term debt                                                $718.0                             $718.0       $718.0
Average interest rates                                         6.2%

Interest rate swaps:
Pay fixed/receive
 variable notional
 amounts                                                    $400.0                             $400.0       $  1.5
Average pay rate                                               5.9%
Average receive rate                                           5.3%


YEAR 2000 ISSUES

      The "Year 2000 problem" refers to the inability of computers and related software to correctly interpret and process Year 2000 dated transactions. This occurs because some computer programs and embedded-chip systems use two digits instead of four to define the applicable year. Computer systems that are not Year 2000 compliant may not process data accurately for transactions dated after the year 1999. Any of our computer programs, embedded-chip systems, building infrastructure components or medical devices that have date sensitive software may recognize "00" as the year 1900 rather than the year 2000. Our computer programs, embedded-chip systems or equipment, and medical devices could fail if we do not correct this problem in time. This could in turn disrupt our business operations or affect patient diagnosis and treatment.

      Our Year 2000 strategy is led by our Vice President of Corporate Services. As part of our strategy, in July 1998, we retained an external firm to provide consulting services and to assist us in implementing our Year 2000 strategy. We have a Year 2000 steering committee to assist us in implementing our Year 2000 strategy. Our Year 2000 strategy addresses our owned and managed hospitals and our corporate offices.

Owned Hospitals and Corporate Office

      Our owned hospitals and the corporate office Year 2000 strategy includes phases for education, inventory and assessment, validation (including testing) and conversion/remediation/replacement. We are also developing contingency plans to address potential disruption of operations arising from the Year 2000 problem.

      Education. We have completed the education phase of our Year 2000 strategy. Education will continue to be provided throughout the Year 2000 implementation process.

      Inventory and Assessment. We have substantially completed the inventory and assessment phase of our Year 2000 strategy.

      Testing and Remediation.

      Tier Approach - Owned Hospitals. We have adopted a "tier approach" for Year 2000 project completion. Tier 1 addresses applications and equipment that have a direct impact on patient safety and health or are essential to our daily operations. Tier 2 represents applications and equipment that are critical to continued business operations, but not required to provide day-to-day service to the patients and for which a viable alternative exists. Tier 3 indicates applications and equipment not essential to our daily operations.

      We have given first priority in our testing and remediation efforts to date to Tier 1 applications and equipment as described below. However, we are also currently validating and remediating Tier 2 devices, components and systems. We currently expect to substantially complete validation and remediation of Tier 2 devices, components and systems by the end of 1999. In addition to our own testing, we are also using an outside vendor to gather and monitor manufacturer Year 2000 compliance information of biomedical devices, building infrastructure components and information systems. In general, we are relying on vendor verification of Year 2000 compliance for Tier 2 devices, components and systems, rather than testing these items.

      Financial Application Software and Hardware - Owned Hospitals. Third parties supply and support the financial application software used in our owned hospitals in such areas as patient accounting and financial reporting. We use very little in-house developed software. Sixteen hospitals have been advised by the manufacturers of our financial software systems that such software is substantially Year 2000 compliant. We have scheduled two owned hospitals to convert in October 1999 (revised from December 1999) to a financial software system which is represented by the manufacturer to be Year 2000 compliant. We have scheduled upgrades of the financial systems for one hospital to be completed in October 1999 and the two remaining hospitals (which share one system) by early December 1999.

      The vendors of our owned hospitals' financial application software have tested the standard versions of their software. We have discussed with the vendors their testing procedures and test results, and considered their written representation of Year 2000 compliance. We believe that the vendors have sufficiently tested the standard software. Some of our hospitals have customized the standard software. In addition, all of our hospitals have interfaces which permit information to be transferred among different software programs and computer equipment. We have inventoried and are now evaluating the level of risk in the customized versions of the standard financial application software and the interfaces to determine whether any further testing or remediation is required.

            Clinical and Other Software and Hardware - Owned Hospitals. We also use clinical software and hardware such as laboratory and pharmacy systems and related computer equipment in our owned hospitals. We are now testing and remediating the computer equipment which we have designated as Tier 1 systems. For Tier 1 clinical software and hardware which cannot be tested without taking it out of service, we currently plan to follow a process similar to that outlined above for verifying Year 2000 readiness for financial application software. We currently expect to complete testing and validation of all Tier 1 clinical systems in September 1999. We believe that approximately 94% of the Tier 1 systems requiring Year 2000 validation are now Year 2000 compliant. We currently expect to complete remediation of the remaining 6% by the end of 1999.

      Biomedical Equipment and Building Infrastructure - Owned Hospitals. We have substantially completed testing and validation of all Tier 1 biomedical equipment. We have not tested devices where the manufacturer has advised us against testing such equipment and represented Year 2000 compliance in writing. We believe that approximately 98% of the Tier 1 devices requiring Year 2000 validation are now Year 2000 compliant. We currently expect to complete remediation for the remaining 2% by the end of 1999 (revised from September
1999). Our policy is that we will not use any Tier 1 biomedical device without reasonable assurance that it will perform properly in light of the Year 2000 problem. Such assurance may take the form of testing, vendor assurances of Year 2000 compliance or, where feasible, developing a work around procedure for the device in case of a possible malfunction.

      We expect to complete testing and validation of Year 2000-related Tier 1 building infrastructure components of our owned hospitals in September 1999. Remediation has been ongoing during the testing phase. We believe that approximately 90% of the Tier 1 components requiring Year 2000 validation are now Year 2000 compliant. We currently expect approximately 99% of the Tier 1 components requiring Year 2000 validation to be Year 2000 compliant by October 1999. The remaining 1% is scheduled to be completed by early December 1999 (revised from September 1999).

      Corporate Office. We believe that our corporate office network is substantially Year 2000 compliant. We have been advised by the manufacturer that the financial software applications used by our corporate office are substantially Year 2000 compliant. We have substantially completed the education, inventory, remediation and testing phases with respect to other corporate office and satellite office computer equipment, including desktop computers and building infrastructure.

Managed Hospitals

      In December 1998, we notified the owners of our managed hospitals that we did not have the necessary expertise to assist hospitals with their Year 2000 problem. We advised the owners of our managed hospitals that they should engage outside consultants to assist them in their Year 2000 compliance efforts. We also recommended that each managed hospital create a Year 2000 committee charged with the design, implementation and day-to-day oversight of the managed hospital's Year 2000 compliance efforts, and that the governing body of each managed hospital receive regular monthly reports from its Year 2000 committee. We have distributed educational materials about the Year 2000 problem to the owners of our managed hospitals. We monitor the progress of the response of our managed hospitals to the Year 2000 problem by asking them to report to us the status of their Year 2000 strategy. We do not independently verify their reports. We have also identified third-party resources which our managed hospitals may choose to use to assist them in addressing their Year 2000 problem.

      We believe we are not responsible for ensuring the Year 2000 compliance of our managed hospitals. We are not able to verify the status of remediation efforts at our managed hospitals. Therefore, we are not able to evaluate the most reasonably likely Year 2000 worst case scenario for our managed hospitals. Because we provide only management services, we do not pay the expenses of our managed hospitals and, therefore, we do not expect to incur any significant Year 2000 remediation costs for our managed hospitals. We cannot assure you that our managed hospitals will not seek to hold us responsible for losses they incur arising out of their Year 2000 problem. Nor can we assure you that we will not ultimately be found liable for the losses which, if they occur, may be material.

Reliance on Third Parties

      We rely heavily on third parties in operating our business. In addition to our reliance on software, hardware and other equipment vendors to verify the Year 2000 compliance of their products, we also depend on (1) fiscal intermediaries which process claims and make payments for the Medicare and Medicaid programs, (2) insurance companies, managed care entities and other third party payors, (3) third party processors which submit our Medicare claims for payment, (4) utilities which provide electricity, water, gas and telephone services and (5) vendors of medical supplies and pharmaceuticals used in patient care. We are contacting the most critical third parties to determine whether they believe they are Year 2000 compliant and if not, the extent to which our operations may be adversely affected. We will modify contingency plans as necessary. We cannot assure you that the systems or products of third parties on which we rely will be converted on a timely basis or that their failure to become Year 2000 compliant would not have a material adverse effect on our results of operation or financial condition. In its June 30, 1999 Quarterly Progress Report, the Health Care Financing Administration stated that all of its 25 internal mission critical systems and 75 mission critical external claims processing systems were Year 2000 compliant. We are seeking assurances from fiscal intermediaries, third party claims processors, and other payors that their systems are Year 2000 compliant. We expect this process to continue through the remainder of 1999.

Costs to Address Year 2000 Issue

      We currently estimate that the total cost to implement our Year 2000 strategy will be about $20 million. This does not include payroll costs for certain internal employees because we do not separately track these costs. It also does not include the costs of implementing contingency plans, if required. We incurred approximately $2 million in operating costs and $5 million in capital costs during the first six months of calendar 1999. Prior to this time, we were not able to reasonably estimate our Year 2000 costs incurred. We believe that 80% to 90% of the remaining costs will be capital costs. We set aside a portion of our fiscal 2000 capital budget as Year 2000 costs and expect that substantially all of our Year 2000 capital costs can be accommodated within our budget. All cost estimates are preliminary and are expected to be revised as the project progresses. There can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated.

Worst Case Scenarios

      We believe that the most reasonably likely worst case scenarios would involve (1)malfunctions in clinical computer software and hardware at our owned hospitals, (2)malfunctions in biomedical equipment at our owned hospitals,
(3)temporary disruptions in the delivery of medical supplies and utility services to our owned hospitals and (4)temporary disruptions in payments to our owned hospitals. Any of these worst case scenarios could materially disrupt our business and operations. In addition, if any of these things occur, we will have increased costs, as the affected hospital will have to refer patients and procedures to other health care providers, contact alternative suppliers and increase staffing to assure adequate patient care. We could also lose revenue for procedures which our hospitals are unable to perform. For example, our hospitals plan to suspend a service if Year 2000 compliant equipment required for that service is unavailable. Our cash flow will be adversely affected if we experience disruptions in payments. We are basing the above assessment on information currently available to us. Our actual results may differ materially.

Contingency Plans

      We developed contingency plans in all of our owned hospitals that we believe will reduce disruption in service that may be caused by the Year 2000 problem. As part of our contingency plan, each of our owned hospitals has a disaster plan, which we review regularly. These disaster plans are designed to enable the hospital to continue to function during natural disasters and other crises. The plans contemplate moving patients to other facilities if the hospital is not able to continue to care for them. In some cases, we may not be able to develop contingency plans which allow the hospital to continue to operate. For example, the affected hospital may not be able to secure supplies of fuel to operate its backup generators if electrical supplies fail for an extended period. We are also developing a contingency plan for our corporate offices.

Risks of Year 2000 Issues

      We can provide no assurances that applications and equipment we believe to be Year 2000 compliant will not experience difficulties, that Year 2000 issues will not arise that we did not contemplate or erroneously assigned a low level of risk, or that we will not experience difficulties obtaining resources needed to make modifications to or replace affected systems and equipment. Failure by us or third parties on which we rely to resolve Year 2000 issues could have a material adverse effect on our results of operations and our ability to provide health care services. Consequently, we can give no assurances that issues related to Year 2000 will not have a material adverse effect on our financial condition or results of operations. Our Year 2000 readiness program is an ongoing process and the risk assessments and estimates of costs and completion dates for various phases of the program are subject to change. The projected cost of the Year 2000 program and the dates on which we believe the phases of the program will be completed are based on our best estimates, which were derived using numerous assumptions of future events. Factors that could cause such changes include availability of qualified personnel and consultants, the actions of third parties and changes in governmental regulations. We can give no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.


GENERAL

      Under BBA 97, there were no increases in the inpatient operating payment rates to acute care hospitals for services from October 1, 1997 through September 30, 1998. Inpatient operating payment rates increased 0.5% for October 1, 1998 through September 30, 1999 and are expected to increase 1.1% effective October 1, 1999 through September 30, 2000. These increases are less than inflation and subsequent increases are also expected to be less than inflation. Also, the threshold to qualify for additional payments for treating costly inpatient cases (outliers) increased, resulting in decreased payments to hospitals effective October 1, 1999. BBA 97 reduced inpatient capital payments in the aggregate by approximately 15% effective October 1, 1997. Payments for Medicare outpatient services, home health services and skilled nursing facility services historically have been paid based on costs, subject to certain adjustments and limits. BBA 97 requires that the payment for those services be converted to prospective payment systems (PPS). PPS for skilled nursing facilities began for cost reporting periods beginning on and after July 1, 1998. The Health Care Financing Administration's current plan is to implement PPS for outpatients by July 1, 2000 and for home health on October 1, 2000. We believe that outpatient PPS may be delayed until January 2001.

      We experienced reductions in payments for outpatient services beginning in fiscal 1998. We also experienced reductions in home health volumes and payment levels because of changes in home health reimbursement prior to implementation of PPS, as well as reductions in payments under PPS for skilled nursing facilities. Our home health visits have begun to stabilize. In response to BBA 97, we have consolidated certain home health agencies and skilled nursing facilities, reduced costs at our home health agencies and ceased admitting patients to skilled nursing facilities at two hospitals.

      The federal government now estimates that BBA 97 will reduce health care spending by approximately double the government's original estimate. BBA 97 has reduced our ability to maintain our historical rate of net revenue growth and operating margins. BBA 97 and further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and our hospitals. We expect continuing pressure to limit expenditures by governmental health care programs.

      We are continuing to experience an increase in managed care. Managed care includes indemnity insurance and employer plans which pay less than full charges, health maintenance organizations, preferred provider organizations and various other forms of managed care. An increasing number of payors are actively negotiating amounts paid to hospitals, which are lower than the hospitals' standard rates. Additionally, some managed care payors pay less than the negotiated rate which, if undetected, results in lower net revenues. To assist the owned hospital management teams in evaluating and negotiating contracts and obtaining better pricing, we employ managed care experts. In several markets, we have canceled contracts with PPOs who allow discounts we believe are not justified. We are reviewing other markets for similar activity. Additionally, we plan to install managed care information systems in our owned hospitals to improve the information available to management and to help ensure that we are paid at the contracted amounts. The trend toward managed care has and may continue to adversely affect our ability to grow net operating revenue and improve operating margins.

      Our acute care hospitals, like most acute care hospitals in the United States, have significant unused capacity. The result is substantial competition for patients and physicians. Inpatient volumes continue to be negatively affected by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Over the long term, we expect the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. We also expect increased competition and admission constraints to continue. The ability to successfully respond to these trends, as well as spending reductions in governmental health care programs, will play a significant role in determining our ability to grow net operating revenue and improve operating margins.

      Outpatient revenue of our owned hospitals was approximately 40.6%, 40.2% and 36.3% of gross patient service revenue for the years ended June 30, 1999, 1998 and 1997, respectively.

      Until fiscal 1999, our historical financial trend has been favorably impacted by our ability to successfully acquire acute care hospitals. During fiscal 1999, the financial performance of our recent acquisitions adversely affected our operating margin and results of operations. We believe that trends in the health care industry described above may create possible future acquisition opportunities. We face competition in acquiring hospitals from a number of well-capitalized organizations. A recent national study indicates that acute care hospital margins peaked in 1998 and are expected to decline for the next several years. The pricing expected by hospital sellers may not yet reflect lower margins. Additionally, some hospitals are sold through an "auction" process, which may result in competitors paying higher prices for those properties than we believe is reasonable. In light of changes in payments from Medicare and managed care payors, increased pricing pressures for acquired hospitals and the substantial number of transactions completed in fiscal 1999, we intend to be selective in pursuing acquisitions. The Year 2000 problem may reduce the number of suitable hospital acquisition candidates. Many states have implemented review processes by the Attorneys General of not-for-profit hospital acquisitions, resulting in delays to close an acquisition. There can be no assurances that we can continue to grow through hospital acquisitions and successfully integrate acquired hospitals into our system.

      In accordance with generally accepted accounting principles, we estimate settlements with third party payors. These estimates are based on assumptions and affect the amounts we report in our financial statements. For example, we report net patient service revenue at net amounts we expect to receive from our hospital patients, third party payors, and others for services rendered, including estimated retroactive adjustments under agreements with third party payors. We make estimates of settlements under agreements with third party payors in the period we provide the related services. We then adjust the settlements as final settlements are determined or additional information is obtained from the third party payor. Our quarterly or annual operating results fluctuate based on the timing and amount of changes in estimates. Our adjustments to estimated final settlements increased revenue by $10.2 million and $11.3 million for the years ended June 30, 1999 and 1998, respectively.

      The IRS is examining our federal income tax returns for fiscal years 1993 through 1998. The IRS has proposed to adjust our federal income tax returns for fiscal years 1993 through 1995. The most significant adjustments relate to how we compute bad debt expense and how we value property, plant and equipment of hospitals we acquire and their related depreciable lives. We intend to protest substantially all of the proposed adjustments through the appeals process of the IRS. In our opinion, the ultimate outcome of the IRS examinations will not have a material effect on our results of operations or financial condition.

      In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard will require us to recognize all derivatives on the balance sheet at their fair value. Derivatives that are not hedges must be adjusted to fair value through changes to our income statement. For interest rate swap agreements that qualify as hedges, we will offset changes in fair value against the change in fair value of the hedged assets, liabilities, or firm commitments through changes to our earnings. We will adopt this new FASB standard on July 1, 2000. We are presently evaluating the new standard to determine its effect on our earnings and financial position.

      On March 31, 1999, the FASB released a proposed interpretation relating to "Accounting for Certain Transactions involving Stock Compensation". This proposed interpretation requires variable-award accounting for repriced stock options. The FASB expects the proposed interpretation to be effective in the fourth calendar quarter of 1999. However, it would apply to transactions that occur after December 15, 1998. No adjustments would be made to financial statements for periods prior to the effective date and no expense would be recognized for any additional compensation costs attributable to periods before the effective date (See "Capital Resources").

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition. Markets Risks Associated With Financial Instruments."

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's consolidated financial statements are submitted in a separate section of this report. See pages F-1, F-2, and F-4 through F-33.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

      Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1999 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

      Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1999 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1999 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1999 Annual Meeting of Stockholders.

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

                                  June 30, 1999

                   Quorum Health Group, Inc. and Subsidiaries

             Form 10-K -- Item 8 and Item 14(a) (1) and (2) and (d)

         Index to Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Quorum Health Group, Inc. and subsidiaries are included in Item 8:


                                                                       Page No.
                                                                       --------

Report of Independent Auditors                                          F- 3
Consolidated Statements of Income-- Years Ended
           June 30, 1999, 1998 and 1997                                 F- 4
Consolidated Balance Sheets-- June 30, 1999 and 1998                    F- 5
Consolidated Statements of Changes in Stockholders' Equity--
           Years Ended June 30, 1999, 1998 and 1997                     F- 7
Consolidated Statements of Cash Flows-- Years Ended
           June 30, 1999, 1998 and 1997                                 F- 8
Notes to Consolidated Financial Statements                              F- 9

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Quorum Health Group, Inc.

We have audited the accompanying consolidated balance sheets of Quorum Health Group, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quorum Health Group, Inc. and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP


Nashville, Tennessee
August 9, 1999,
except for Notes 10 and 14, as to which the date is August 20, 1999

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                Year Ended June 30
                                                    -------------------------------------------
                                                       1999            1998             1997
                                                    -----------     -----------     -----------
Revenue:
   Net patient service revenue                      $ 1,505,027     $ 1,427,969     $ 1,274,498
   Hospital management/professional services             82,698          79,537          78,708
   Reimbursable expenses                                 64,859          64,846          60,740
                                                    -----------     -----------     -----------
Net operating revenue                                 1,652,584       1,572,352       1,413,946

Salaries and benefits                                   687,090         628,090         561,327
Reimbursable expenses                                    64,859          64,846          60,740
Supplies                                                231,299         210,056         198,469
Fees                                                    156,885         140,859         125,720
Other operating expenses                                121,948         102,959          94,629
Provision for doubtful accounts                         126,525         106,733          89,919
Equity in earnings of affiliates                        (22,348)         (6,993)           --
Leases and rentals                                       34,192          26,679          22,227
Depreciation and amortization                            95,427          87,020          75,134
Interest                                                 53,683          40,606          45,601
Write-down of assets and investigation and
   litigation related costs                              35,173          22,850            --
Minority interest                                        (4,501)          3,118             741
                                                    -----------     -----------     -----------
Income before income taxes and extraordinary
   item                                                  72,352         145,529         139,439
Provision for income taxes                               33,494          58,849          55,357
                                                    -----------     -----------     -----------

Income before extraordinary item                         38,858          86,680          84,082
Extraordinary charges from retirement of debt              --              --            (8,197)
                                                    -----------     -----------     -----------
Net income                                          $    38,858     $    86,680     $    75,885
                                                    ===========     ===========     ===========

Basic earnings per share:
   Income before extraordinary item                 $      0.53     $      1.16     $      1.14
   Extraordinary charges from retirement of debt           --              --             (0.11)
                                                    -----------     -----------     -----------
   Net income                                       $      0.53     $      1.16     $      1.03
                                                    ===========     ===========     ===========
Diluted earnings per share:
   Income before extraordinary item                 $      0.52     $      1.12     $      1.11
   Extraordinary charges from retirement of debt           --              --             (0.11)
                                                    -----------     -----------     -----------
   Net income                                       $      0.52     $      1.12     $      1.00
                                                    ===========     ===========     ===========

Weighted average shares outstanding:
   Basic                                                 73,500          74,733          73,442
   Common stock equivalents                                 930           2,434           2,235
                                                    -----------     -----------     -----------
   Diluted                                               74,430          77,167          75,677
                                                    ===========     ===========     ===========


                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           June 30
                                                  ------------------------
                                                     1999          1998
                                                  ----------    ----------
ASSETS
Current assets:
   Cash                                           $   22,258    $   17,549
   Accounts receivable, less allowance for
      doubtful accounts of $83,896 at June 30,
      1999 and $65,561 at June 30, 1998              332,312       273,376
   Supplies                                           39,003        29,336
   Other                                              46,838        34,245
                                                  ----------    ----------
        Total current assets                         440,411       354,506

Property, plant and equipment, at cost:
   Land                                               88,157        66,424
   Buildings and improvements                        435,525       291,258
   Equipment                                         584,017       464,577
   Construction in progress                           24,875        72,676
                                                  ----------    ----------
                                                   1,132,574       894,935
   Less accumulated depreciation                     297,454       216,229
                                                  ----------    ----------
                                                     835,120       678,706

Cost in excess of net assets acquired, net           226,038       144,315
Investments in unconsolidated entities               259,709       245,551
Other                                                 70,670        67,875
                                                  ----------    ----------

        Total assets                              $1,831,948    $1,490,953
                                                  ==========    ==========

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                    (In thousands, except per share amounts)

                                                              June 30
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses              $   96,904    $   70,483
   Accrued salaries and benefits                          72,558        64,196
   Other current liabilities                              34,841        27,533
   Current maturities of long-term debt                      913         1,273
                                                      ----------    ----------
        Total current liabilities                        205,216       163,485

Long-term debt, less current maturities                  872,213       617,377
Deferred income taxes                                     33,422        29,470
Professional liability risks and other
  liabilities and deferrals                               36,456        30,882
Minority interests in consolidated entities               59,975        27,473

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 300,000
     shares authorized; 73,166 issued
     and outstanding at June 30, 1999
     and 75,478 at June 30, 1998                             732           755
   Additional paid-in capital                            253,714       290,149
   Retained earnings                                     370,220       331,362
                                                      ----------    ----------
                                                         624,666       622,266
                                                      ----------    ----------

        Total liabilities and stockholders' equity    $1,831,948    $1,490,953
                                                      ==========    ==========


                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)



                                              Common Stock              Additional
                                       --------------------------         Paid-in         Retained
                                         Shares          Amount           Capital         Earnings          Total
                                       ---------        ---------        ---------        ---------       ---------
Balance at July 1, 1996                   72,969        $     730        $ 262,337        $ 168,797       $ 431,864

     Options exercised and
        related tax benefits,
        net of shares tendered
        in payment                           888                9            6,430             --             6,439
     Stock issued under employee
        stock purchase plan                  280                2            3,925             --             3,927
     Net income                             --               --               --             75,885          75,885
                                       ---------        ---------        ---------        ---------       ---------
Balance at June 30, 1997                  74,137              741          272,692          244,682         518,115

     Options exercised and
        related tax benefits,
        net of shares tendered
        in payment                         1,098               12           12,993             --            13,005
     Stock issued under employee
        stock purchase plan                  243                2            4,464             --             4,466
     Net income                             --               --               --             86,680          86,680
                                       ---------        ---------        ---------        ---------       ---------
Balance at June 30, 1998                  75,478              755          290,149          331,362         622,266

     Repurchases of common stock          (3,585)             (36)         (48,066)            --           (48,102)
     Options exercised and
        related tax benefits,
        net of shares tendered
        in payment                           675                8            6,936             --             6,944
     Stock issued under employee
        stock purchase plan                  598                5            4,695             --             4,700
     Net income                             --               --               --             38,858          38,858
                                       ---------        ---------        ---------        ---------       ---------
Balance at June 30, 1999                  73,166        $     732        $ 253,714        $ 370,220       $ 624,666
                                       =========        =========        =========        =========       =========


                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Year Ended June 30
                                                         -------------------------------------
                                                           1999           1998         1997
                                                         ---------     ---------     ---------
OPERATING ACTIVITIES:
Net income                                               $  38,858     $  86,680     $  75,885
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                             87,802        78,208        66,907
   Amortization of intangible assets                         7,624         8,812         8,227
   Extraordinary charges from retirement of debt              --            --          13,307
   Write-down of assets                                     27,721        22,850          --
   Provision for doubtful accounts                         126,525       106,733        89,919
   Provision for deferred taxes                              4,028        (7,816)        5,106
   Undistributed earnings of affiliates                    (16,163)       (6,993)         --
   Other                                                       125         5,371         5,032
   Changes in operating assets and liabilities,
     net of effects from acquisitions and
     divestitures:
              Accounts receivable                         (148,719)     (161,872)     (114,589)
              Supplies and other current assets            (10,067)       (5,363)          (93)
              Other assets                                    (365)        5,400        (8,646)
              Accounts payable and accrued expenses         13,044         8,019        27,630
              Other current and long-term liabilities       (1,358)      (15,315)        4,701
                                                         ---------     ---------     ---------
Net cash provided by operating activities                  129,055       124,714       173,386

INVESTING ACTIVITIES:
Purchase of acquired companies                            (217,236)     (131,741)     (184,575)
Purchase of property, plant and equipment                 (124,024)     (131,766)      (82,977)
Proceeds from sale of assets                                13,368        14,695         8,060
Other                                                       (1,107)       (4,238)           44
                                                         ---------     ---------     ---------
Net cash used in investing activities                     (328,999)     (253,050)     (259,448)

FINANCING ACTIVITIES:
Borrowings under bank debt                                 641,300       458,900       691,700
Repayments of bank debt                                   (385,700)     (360,400)     (504,800)
Repurchase of Senior Subordinated Notes                       --          (2,224)     (106,380)
Repurchases of common stock                                (48,102)         --            --
Proceeds from issuance of common stock, net                  9,173        13,235        10,366
Change in outstanding checks and overnight investment        6,721        20,199          --
Other                                                      (18,739)       (2,833)       (6,198)
                                                         ---------     ---------     ---------
Net cash provided by financing activities                  204,653       126,877        84,688
                                                         ---------     ---------     ---------
Increase (decrease) in cash                                  4,709        (1,459)       (1,374)
Cash at beginning of year                                   17,549        19,008        20,382
                                                         ---------     ---------     ---------

Cash at end of year                                      $  22,258     $  17,549     $  19,008
                                                         =========     =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                            $ (52,858)    $ (44,353)    $ (42,601)
                                                         =========     =========     =========
Income taxes paid                                        $ (34,152)    $ (73,205)    $ (44,489)
                                                         =========     =========     =========

                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999


1.  ORGANIZATION AND ACCOUNTING POLICIES

Quorum Health Group, Inc. through its subsidiaries owns and operates acute care hospitals and health systems nationwide. At June 30, 1999, Quorum Health Group, Inc. and subsidiaries (the Company) owned 21 hospitals and managed 223 hospitals. The Company's subsidiaries also are a minority investor in joint ventures that own and operate seven hospitals.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company. All significant intercompany accounts and transactions have been eliminated. Investments in entities which the Company does not control, but in which it has a substantial ownership interest and can exercise significant influence, are accounted for using the equity method.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable: Accounts receivable consist primarily of amounts due from the federal government and state governments under Medicare, Medicaid and other government programs and other payors including commercial insurance companies, health maintenance organizations, preferred provider organizations, self-insured employers and individual patients. The Dothan, Alabama and Ft. Wayne, Indiana markets accounted for approximately 32% of the Company's owned hospital revenue for the year ended June 30, 1999.

Supplies: Supplies are stated at the lower of cost (first-in, first-out)or market.

Property, Plant and Equipment: Depreciation is computed using the straight-line method principally with a range of depreciable lives from 20-40 years for buildings and improvements and 3-20 years for equipment, or over the lives of leases if shorter.

Cost in Excess of Net Assets Acquired: Cost in excess of net assets acquired (or goodwill) consists of the excess purchase price over the fair value of acquired tangible and identifiable intangible assets.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

Goodwill is amortized using the straight-line method primarily over 15 to 40 years. Accumulated amortization of cost in excess of net assets acquired was $15.4 million and $11.8 million at June 30, 1999 and 1998, respectively. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable based on undiscounted cash flows of the related assets, the Company writes down the goodwill to estimated fair value (See Note 5).

Deferred Loan Costs: Deferred loan costs are included in other noncurrent assets and are amortized over the term of the related debt.

Other Current Liabilities: Outstanding checks included in other current liabilities was $26.9 million and $20.2 million at June 30, 1999 and 1998, respectively.

Risk Management: The Company maintains self-insured medical plans for certain employees and has entered into reinsurance agreements with independent insurance companies to limit its losses. Unpaid claims are accrued based on the estimated ultimate cost of settlement in accordance with past experience.

The Company generally is insured for professional liability based on a claims-made policy purchased in the commercial market. The provision for professional liability and comprehensive general liability claims include estimates of the ultimate costs for claims incurred but not reported. The liability is estimated in accordance with actuarial projections based on past experience.

Net Operating Revenue: Net patient service revenue is received primarily from the federal Medicare and state Medicaid programs and from commercial insurance carriers. Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under agreements with third-party payors. Settlements with third-party payors are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The adjustments to estimated final settlements resulted in increases to revenue of $10.2 million, $11.3 million and $5.5 million for the years ended June 30, 1999, 1998 and 1997, respectively. Approximately 54%, 55% and 55% of gross patient service revenue for the years ended June 30, 1999, 1998 and 1997, respectively relates to services rendered to patients covered by Medicare and Medicaid programs.

Net patient service revenue is net of contractual adjustments and policy discounts of $1,286.3 million, $1,135.1 million and $1,026.3

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES million for the years ended June 30, 1999, 1998 and 1997, respectively. For patients who are unable to pay, the Company provides care without charge or at amounts less than established rates. Because the Company does not pursue collection of charity care, it is not reported in revenue.

Interest Rate Swap Agreements: The Company enters into interest rate swap agreements to manage its interest rate exposure. The differential to be paid or received is recognized over the life of the agreement as an adjustment to interest expense (the accrual accounting method). The fair value of the swap agreements and changes in the fair value are not recognized in the financial statements.

Stock Based Compensation: The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company recognizes no compensation expense for grants when the exercise price equals or exceeds the market price of the underlying stock on the date of grant.

Earnings Per Share: Earnings per share (EPS) is based on the weighted average number of common shares outstanding and dilutive common stock equivalents consisting of stock options (See Note 7). EPS amounts for all periods presented have been restated, where appropriate, to conform to the Statement of Financial Accounting Standards (SFAS) No.
128 "Earnings per Share".

Disclosures about Segments of an Enterprise: In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes reporting standards for disclosing operating segment information.

Recently Issued Accounting Pronouncements: In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard will require the Company to recognize all derivatives on the balance sheet at their fair value. Derivatives that are not hedges must be adjusted to fair value through changes to the Company's income statement. For interest rate swap agreements that qualify as hedges, the Company will offset changes in fair value against the change in fair value of the hedged assets, liabilities, or firm commitments through changes to the Company's earnings. The Company will adopt this new FASB standard on July 1, 2000. The Company is presently evaluating the new standard to determine its effect on the earnings and financial position of the Company.

On March 31, 1999, the FASB released a proposed interpretation relating to "Accounting for Certain Transactions involving Stock

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

Compensation". This proposed interpretation requires variable-award accounting for repriced stock options. The FASB expects the proposed interpretation to be effective in the fourth calendar quarter of 1999. However, the proposed interpretation would apply to transactions that occur after December 15, 1998. No adjustments would be made to financial statements for periods prior to the effective date and no expense would be recognized for any additional compensation costs attributable to periods before the effective date.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  ACQUISITIONS, JOINT VENTURES AND SALES

During fiscal 1999, the Company acquired four hospitals and affiliated health care entities. In connection with the acquisitions, the Company entered into operating lease agreements to lease certain land and buildings with an estimated fair value of $108.7 million. Effective April 8, 1999, the Company sold Park Medical Center in Columbus, Ohio (See Note 5).

A majority-owned subsidiary of the Company and a subsidiary of Columbia/HCA Healthcare Corp. (Col/HCA) formed a joint venture in Vicksburg, Mississippi. Col/HCA contributed Vicksburg Medical Center. The Company's subsidiary and its existing physician shareholders contributed Parkview Regional Medical Center and affiliated businesses. The Company, through its subsidiary, has a majority equity interest in the joint venture and is the manager.

During fiscal 1998, the Company acquired two hospitals and affiliated health care entities and sold its remaining interest in a hospital. In connection with the acquisitions, the Company entered into an operating lease agreement to lease certain land and buildings with an estimated fair value of $23.7 million. In addition, the Company contributed three hospitals and paid approximately $23 million in exchange for equity interests in joint ventures that own and operate seven hospitals (See Note 3).

During fiscal 1997, the Company acquired five hospitals and affiliated health care entities and sold a minority interest in a Nebraska hospital.

Hospital and affiliated business acquisitions excluding operating leases are summarized as follows (in thousands):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                                  Year Ended June 30
                                                  ------------------
                                           1999          1998           1997
                                         ---------     ---------     ---------
Fair value of assets acquired            $ 288,613     $ 145,623     $ 233,582
Fair value of liabilities assumed          (18,879)      (13,882)      (29,943)
Contributions from minority investors      (52,498)         --         (19,064)
                                         ---------     ---------     ---------
Net cash used for acquisitions           $ 217,236     $ 131,741     $ 184,575
                                         =========     =========     =========

The foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price associated with certain of the acquisitions has been determined by the Company based upon available information and is subject to further refinement. Included in the acquisitions were costs in excess of net assets acquired of approximately $107.2 million, $41.9 million and $48.5 million for the years ended June 30, 1999, 1998, and 1997, respectively. The operating results of the acquisitions, joint ventures and sales have been consolidated in the accompanying consolidated statements of income for periods subsequent to acquisition and for periods prior to disposal of controlling interests.

The following unaudited pro forma results of operations give effect to the operations of the joint ventures and the entities acquired, sold and contributed to joint ventures in fiscal 1999, 1998 and 1997 as if the respective transactions had occurred at the beginning of the period presented (in thousands, except per share data):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                                   Year Ended June 30
                                                   -------------------
                                          1999             1998             1997
                                          ----             ----             ----
Net operating revenue                $   1,707,554    $   1,706,937    $   1,389,463
Income before extraordinary item            41,762           95,975           82,100
Net income                                  41,762           95,975           73,903
Basic earnings per share:
 Income before extraordinary item             0.57             1.34             1.12
 Net income                                   0.57             1.34             1.01
Diluted earnings per share:
 Income before extraordinary item             0.56             1.30             1.08
 Net income                                   0.56             1.30              .98

The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the years presented or to project the Company's results of operations in any future period.

3.  INVESTMENTS

Effective February 1, 1998, the Company and Universal Health Services formed Valley Health System LLC and Summerlin Hospital Medical Center LLC. Effective May 1, 1998, the Company and Columbia/HCA Healthcare Corp. formed Macon Healthcare LLC. The Company has equity interests of 27.5% in Valley Health System LLC, 26.1% in Summerlin Hospital Medical Center LLC and 38% in Macon Healthcare LLC. During fiscal 1998, the Company recorded a $15 million charge after taxes related to the write-down of goodwill at its hospital contributed to Valley Health System LLC. The Company accounts for its investments in the LLCs using the equity method of accounting. Unaudited financial information of all affiliated companies as of and for the years ended June 30, 1999 and 1998 is as follows (in thousands):


                                       1999        1998
                                       ----        ----
            Total assets             $575,600    $531,800
            Total liabilities          42,400      36,500
            Net operating revenue     552,900     433,200
            Net income                 38,500      26,700

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

The difference between the carrying value of the investments and the underlying net book value is approximately $87.7 million at June 30, 1999. This amount is amortized on a straight-line basis over thirty-six years.

4.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                             June 30
                                             --------
                                         1999          1998
                                         ----          ----
   Revolving Line of Credit           $ 718,000     $ 462,400
   8.75% Senior Subordinated Notes      150,000       150,000
   Other debt                             5,126         6,250
                                      ---------     ---------
                                        873,126       618,650
      Less current maturities              (913)       (1,273)
                                      ---------     ---------
                                      $ 872,213     $ 617,377
                                      =========     =========

Revolving Line of Credit: In March 1999, the Company amended its credit facility to provide increased flexibility under certain terms and conditions in the agreement. The amended credit facility consists of an $850 million secured revolving credit facility expiring November 26, 2002. The Company has the option to request an incremental one-year extension subject to approval of 100% of the lenders on each anniversary date of the inception of the credit agreement. The revolving line of credit bears interest, at the Company's option, at generally the lender's base rate, swing-line rate, or a fluctuating rate ranging from .55 to 1.55 percentage points above LIBOR. The Company pays a facility fee ranging from .20 to .45 percentage points on the commitment. The interest rate margins and facility fee rates are based on the Company's leverage ratio. Substantially all stock of the Company's subsidiaries has been pledged under the terms of the amended credit facility. The Company may prepay the amount outstanding at any time. The interest rate in effect at June 30, 1999 was 6.2%.

8.75% Senior Subordinated Notes: The $150.0 million Senior Subordinated Notes mature on November 1, 2005 and bear interest at 8.75%. The 8.75% Notes are subject to redemption at the option of the Company at a price of 104.375% on or after November 1, 2000, 102.188% on or after November 1, 2001 and at par on or after November 1, 2002. The Company must offer to repurchase the 8.75% Notes at 101% upon a

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES change in control. The 8.75% Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

Other Long-Term Debt Information: The credit facilities contain certain financial covenants including but not limited to a limitation on debt levels, the prohibition of dividend payments and other distributions and restrictions on investments, repurchases of common stock, asset dispositions, the ability to merge or consolidate with or transfer assets to another entity, the maintenance of net worth and various financial ratios, including a fixed charge ratio and a leverage ratio.

Maturities of long-term debt for the fiscal years subsequent to June 30, 1999 are as follows: 2000 - $0.9 million; 2001 - $0.8 million; 2002 - $0.6 million; 2003 - $718.6 million; 2004 - $0.6 million and thereafter - $151.6 million.

Extraordinary Charges from Retirement of Debt: During the fourth quarter of fiscal 1997, the Company incurred extraordinary charges of $8.2 million (net of applicable income taxes of $5.1 million). The charges consist of the premium associated with the purchase of the 11.875% Notes, transaction costs, the write-off of unamortized loan costs of the 11.875% Notes and the write-off of unamortized loan costs of the $600.0 million secured revolving credit facility. The 11.875% Notes were repurchased through a tender offer and the revolving credit facility was replaced with a $850.0 million revolving credit facility.

Interest Rate Swap Agreements: Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. The floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. The swap agreements effectively convert an aggregate notional amount of $400 million of floating-rate borrowings to fixed-rate borrowings at June 30, 1999. The initial term of the agreements expire at various dates through 2003. Certain swap agreements allow the counterparty a one-time option at the end of the initial term to cancel the agreement or a one-time option at the end of the initial term to extend the swaps for an incremental period of up to five years. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For the years ended June 30, 1999, 1998 and 1997, the Company received a weighted average

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES rate of 5.3%, 5.8% and 5.8%, respectively and paid a weighted average rate of 5.7%, 6.0% and 5.9%, respectively.

5.  WRITE-DOWN OF ASSETS AND INVESTIGATION AND LITIGATION RELATED
COSTS

During fiscal 1999, the Company recorded the following pre-tax write-down of assets and investigation and litigation related costs (in thousands):

         Write-down of assets                             $29,873
         Investigation and litigation related costs         5,300
                                                          -------
         Total                                            $35,173
                                                          =======

The Company recorded $25.6 million intangible asset write-downs relating to certain physician practices and a $4.3 million write-down of assets primarily related to Park Medical Center which was subsequently sold. The write-down of assets resulted primarily from (1) the review of expected future cash flows of the Company's physician practices and (2) the write-down of the carrying value of Park Medical Center to estimated fair value based on divestiture negotiations. The Company's review of its physician practices was a result of recent changes in the physician practice management industry and the accumulation of sufficient historical financial information as a basis for changing estimated future cash flows. The Company incurred $5.3 million in investigation and litigation related costs related primarily to the qui tam and shareholder actions against the Company (See Note 10).

6.  INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                             Year ended June 30
                             ------------------
                        1999         1998         1997
                        ----         ----         ----
Current:
   Federal            $ 25,904     $ 58,320     $ 43,580
   State and local       3,562        8,345        6,671
                      --------     --------     --------
                        29,466       66,665       50,251
Deferred:
   Federal               3,407       (6,611)       4,451
   State and local         621       (1,205)         655
                      --------     --------     --------
                         4,028       (7,816)       5,106
                      --------     --------     --------
                      $ 33,494     $ 58,849     $ 55,357
                      ========     ========     ========

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                 Year ended June 30
                                 ------------------
                               1999     1998     1997
                               ----     ----     ----
Federal statutory rate         35.0%    35.0%    35.0%
State and local income
  taxes, net of federal
 income tax benefit             3.5      3.2      3.4
Write-down of nondeductible
   physician practice
   intangible assets            6.4     --       --
Nondeductible amortization
  of cost in excess of net
 assets acquired                0.6      0.3      0.3
Other                           0.8      1.9      1.0
                               ----     ----     ----
Effective income tax rate      46.3%    40.4%    39.7%
                               ====     ====     ====

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows (in thousands):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                           June 30
                                           --------
                                       1999         1998
                                       ----         ----
Deferred tax liabilities:
Depreciation and amortization        $(40,964)    $(40,202)
Provision for doubtful accounts        (2,178)      (6,086)
Other                                  (4,126)        (588)
                                     --------     --------
   Total deferred tax liabilities     (47,268)     (46,876)
                                     --------     --------

Deferred tax assets:
Accrued expenses                       10,321        9,958
Employee compensation                   7,095        9,427
Other                                     594        2,261
                                     --------     --------
   Total deferred tax assets           18,010       21,646
                                     --------     --------

Net deferred tax liabilities         $(29,258)    $(25,230)
                                     ========     ========


The balance sheet classification of deferred income taxes is as follows (in thousands):

                                                           June 30
                                                           --------
                                                  1999                   1998
                                                  ----                   ----
Current                                         $  4,164               $  4,240
Long-term                                        (33,422)               (29,470)
                                                --------               --------
Total                                           $(29,258)              $(25,230)
                                                ========               ========

7.  STOCKHOLDERS' EQUITY AND STOCK BENEFIT PLANS

Common stock: In August 1998, the Board of Directors authorized the repurchase of up to 3,000,000 shares of common stock. In October 1998, the Board of Directors authorized the repurchase of up to 5,000,000 additional shares of common stock. Shares purchased under the program may be used, among other purposes, to offset the effects

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES of the Company's stock-based employee benefit plans. As of June 30, 1999, the Company had repurchased 3,585,000 shares for an aggregate purchase price of $48.1 million. All such shares were purchased in open market transactions. The Company has not repurchased any shares since November 11, 1998.

During fiscal 1998, the Board of Directors approved a three-for-two stock split effected in the form of a stock dividend paid on September 16, 1997 to shareholders of record on September 2, 1997. The shares of common stock, price per share, the number of shares subject to options and the exercise prices have been retroactively restated for all periods presented, where appropriate.

During fiscal 1998, the Company's stockholders approved an amendment to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000.

Stock Option Plan: The Company's 1997 Stock Option Plan is the plan under which non-qualified and incentive stock options may be granted. Stock options are generally granted at an exercise price equal to the fair market value at the date of grant and are exercisable over a period not to exceed ten years. The plan provides for immediate and 100% vesting upon a change of control of the Company. The Company has reserved 8,131,240 shares of common stock for stock option issuances.

In March 1999, the Company's Board of Directors approved a plan to allow employees to exchange "underwater" stock options. Based on the exchange, the Company canceled 5,158,000 options at exercise prices ranging from $12.09 to $33.06 and issued 3,580,000 options at an exercise price of $9.00. The effect was to reduce the number of options held to offset the benefit of a lower exercise price. The estimated economic value of the grants was generally unchanged as a result of the exchange. Under the proposed interpretation of APB Opinion No. 25, repriced options would have variable-award accounting (See Note
1). Should the Company be required to apply variable award accounting to the repriced options, such options will vest and terminate thirty days after the Company gives notice to the employees. Outstanding options to purchase 3,235,000 shares of common stock were not included in the computation of earnings per share for the fiscal year ended June 30, 1999, because the options' exercise prices were greater than the average market price of the common stock.

SFAS No. 123 "Accounting for Stock-Based Compensation" requires the Company to disclose the pro forma net income and earnings per share as if compensation expense were recognized for options granted

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES subsequent to June 30, 1995. These pro forma amounts are as follows (in thousands, except per share data):

                                                                      Year Ended June 30
                                                                      ------------------
                                         1999                                 1998                              1997
                                         ----                                 ----                              ----
                                 As                Pro               As               Pro               As               Pro
                              Reported            Forma           Reported           Forma           Reported           Forma
                              --------            -----           --------           -----           --------          ------
Net Income                    $ 38,858          $ 35,266          $ 86,680          $82,019          $ 75,885          $73,235
EPS:
 Basic                            0.53              0.48              1.16             1.10              1.03             1.00
 Diluted                          0.52              0.47              1.12             1.06              1.00              .97

Stock-based compensation costs on a pro forma basis would have reduced pretax income by $5.4 million, $6.6 million and $3.4 million in fiscal 1999, 1998 and 1997, respectively.

The per share weighted-average fair value of stock options granted during fiscal 1999, 1998 and 1997 was $3.15, $6.82 and $6.49, respectively, on the date of grant using a Black-Scholes option pricing model with the following assumptions:


                                                                  Year Ended June 30
                                                                  ------------------
                                                   1999                  1998                1997
                                                   ----                  ----                ----
Expected volatility                                .380                  .186                .172
Risk-free interest rates                           5%-6%                5%-6%               6%-7%
Expected lives (years)                              2.3                  4.3                 4.4
Forfeiture rates                                   4.6%                  4.8%                5.6%

Information regarding the Company's option plans for fiscal 1999, 1998, and 1997 are summarized below (in thousands, except per share amounts):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                              Stock         Option Price      Weighted Average
                             Options          Per Share        Exercise Price
                             --------       ------------      ----------------
Balances, July 1, 1996         5,936        $ .67- 17.33       $      10.65
Granted                        1,776          .67- 23.83              17.66
Exercised                       (926)        1.00- 13.67               5.85
Canceled                        (304)        1.00- 16.59              12.18
                              ------        ------------       ------------

Balances, June 30, 1997        6,482          .67- 23.83              13.18

Granted                        2,248        22.50- 33.06              24.01
Exercised                     (1,228)         .67- 22.50               9.80
Canceled                        (247)        4.00- 25.00              14.22
                              ------        ------------       ------------

Balances, June 30, 1998        7,255          .67- 33.06              17.07

Granted                        5,699          .67- 27.13               9.19
Exercised                       (702)         .67- 20.75               7.03
Canceled                      (6,230)         .67- 33.06              18.20
                              ------        ------------       ------------
Balances, June 30, 1999        6,022        $ .67- 33.06       $       9.61
                              ======        ============       ============

At June 30, 1999, 1998, and 1997, the number of options exercisable was 2,678,000, 2,221,000 and 1,692,000, respectively, and the options available for grant were 2,113,000, 1,518,000 and 3,747,000, respectively.

The following table summarizes information regarding the options outstanding at June 30, 1999 (in thousands, except per share amounts):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES


                                            Options Outstanding                                     Options Exercisable
     Weighted                               -------------------                                      -------------------
      Average
     Remaining                                                            Weighted                                      Weighted
     Contract                 Range of                                     Average                                       Average
       Life                   Exercise                 Number              Exercise             Number                 Exercisable
       (Yrs)                   Prices               Outstanding             Price             Exercisable                 Price
     ---------                --------              -----------            --------           -----------               -----------
         1                   $1.00-12.92                    347             $ 8.22                    347                  $ 8.22
         2                    0.67-14.67                    983              10.08                    850                    9.72
         3                         21.00                     20              21.00                     10                   21.00
         4                         24.00                     35              24.00                      9                   24.00
         5                    4.00-27.13                    299               7.77                    156                    4.36
         6                          0.67                     45               0.67                     45                    0.67
         7                    9.00-17.33                  1,068              10.21                    550                   10.30
         8                    9.00-20.75                    640              10.66                    295                   10.76
         9                    9.00-33.06                  1,121               9.41                    387                    9.69
        10                    8.81-15.00                  1,464               9.05                     29                   11.23
                                                    -----------                               -----------
                                                          6,022                                     2,678
                                                    ===========                               ===========

Employee Stock Purchase Plan: The Company has qualified and nonqualified employee stock purchase plans. The purchase price of the shares under these plans is 85% of the lesser of the fair market value on the first day (March 1) or the last day (February 28) of the plan year. Employees may designate up to 10% of their compensation (not to exceed $25,000 in any calendar year) for the purchase of stock. Shares of common stock reserved under this plan were 835,988 at June 30, 1999.

Stockholder Rights Plan: In fiscal 1997, the Company adopted a Stockholder Rights Plan and declared a dividend of one right for each share of common stock. Each right entitles stockholders to acquire one-third of a share of common stock at an exercise price of $100, subject to adjustment. The rights become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or starts an offer which would result in that person or group owning 15% or more of the Company's common stock. At that time, each right owned by unaffiliated others entitles its holder to purchase the Company's securities worth two times the exercise price of the right. If the Company is involved in a business combination transaction with another person or sells 50% or more of its assets or earning power to another person, each right entitles its holder to

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES purchase shares of the Company's common stock or the acquiring company's common stock worth two times the exercise price of the right. The rights may be redeemed at $.01 per right at any time until the tenth day following public announcement that a 15% position has been acquired. The rights expire on April 28, 2007.

8.  EMPLOYEE BENEFIT PLANS

The Company sponsors defined contribution employee benefit plans covering substantially all employees. Employees may contribute up to 15% of eligible compensation subject to Internal Revenue Service limits. The plans permit the Company to make a discretionary base contribution and a discretionary match to employee deferrals. The Company's contribution to the plans is determined annually by the Board of Directors. Base contributions under the plans vest at the end of each plan year and matching contributions vest after five years of qualifying service. Benefit plan expense for the years ended June 30, 1999, 1998 and 1997 totaled approximately $17.4 million, $14.4 million and $13.0 million, respectively.

9.  LEASES

During fiscal 1998, the Company entered into a five-year $150 million End Loaded Lease Financing agreement to provide a financing option for acquisitions and/or construction. The interest rate and facility fee rates are substantially the same as the Company's revolving line of credit (See Note 4). Under this agreement, the Company has guaranteed all lease payments, including contingent lease payments of up to 85% of the amount utilized under this agreement. At June 30, 1999, $7.7 million was available under the ELLF agreement.

The Company leases hospitals, medical office buildings and equipment under agreements that generally require the Company to pay all maintenance, property taxes and insurance costs and that expire on various dates extending to the year 2007. Certain leases include options to purchase the leased property during or at the end of the lease term at fair market value.

Rental expense for all operating leases totaled $34.2 million, $26.7 million, and $22.2 million for the years ended June 30, 1999, 1998 and 1997, respectively.

Future minimum rental commitments under noncancelable operating leases at June 30, 1999 are as follows: 2000 - $24.4 million; 2001 - $21.7 million; 2002 -
$19.2 million; 2003 - $156.8 million; 2004 - $8.0 million and thereafter - $8.9 million.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

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

Impact of Year 2000

As with most other industries, hospitals and affiliated health care entities use information systems that may misidentify dates beginning January 1, 2000 or earlier, thereby, resulting in system or equipment failures or miscalculations. Information systems include computer programs, building infrastructure components and computer-aided biomedical equipment. The Company has a Year 2000 strategy for its owned hospitals that includes phases for education, inventory and assessment of applications and equipment at risk, conversion/ remediation/replacement, validation and post-implementation. The Company can provide no assurances that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties, that Year 2000 issues will not arise that the Company did not contemplate or erroneously assigned a low level of risk, or that the Company will not experience difficulties obtaining resources

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES needed to make modifications to or replace the Company's affected systems and equipment. Failure by the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and its ability to provide health care services.

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

Litigation

The Company is currently, and from time to time expects to be, subject to claims, suits and investigations arising in the ordinary course of business. The Company may not know about investigations or qui tam actions filed against the Company by private parties on behalf of the federal or state governments. Except as described below, the Company is not currently a party to any such proceeding which, in management's opinion, if adversely decided, would have a material effect on the Company's results of operations or financial position.

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

In August 1998, the government informed the Company that the investigation was prompted by a qui tam lawsuit filed under the False Claims Act. The suit was filed in January 1993 by a former employee of a hospital managed by a Company subsidiary ("the relator"). The suit named as defendants the Company and its subsidiary, Quorum Health Resources, Columbia/HCA and all hospitals owned or managed by Columbia

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES or Quorum from 1984 through 1997. The case was unsealed, and the government formally elected to join the suit, in October 1998. The unsealed complaint, prepared by the relator, alleged that the Company knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

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

The government filed the amended complaint after extensive discussions with the Company about how to proceed. The government had proposed that the case be stayed while the government obtained from the Company and reviewed extensive additional documents. The Company declined the government's request and asked the government for a specific settlement proposal, which the government declined to provide.

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

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

On March 9, 1999, the court appointed a mediator to facilitate settlement discussions between the Company and the government. The Company had earlier requested that a mediator be appointed. The first meeting with the mediator occurred on June 11, 1999.

On April 15, 1999, the Company filed several motions to dismiss the government's complaint in whole or in part as well as a motion to dismiss the relator from the case. In June 1999, the government and the relator filed responses opposing these motions.

In May 1998, the Company learned that it is a named defendant in a separate qui tam case when it received a letter from a U.S. Attorney. The complaint alleges violations of Medicare laws governing the home health agencies at two of the Company's hospitals. The complaint was filed under seal in June 1996 by a former employee who was discharged by the Company in April 1996. The purpose of the letter from the U.S. Attorney was to allow the Company an opportunity to evaluate the results of the government's investigation to date and to discuss with the government the allegations made in the complaint, prior to the government making a decision as to whether it will intervene as a plaintiff in the case. The lawsuit remains under seal for all other purposes. The Company has cooperated fully with the U.S. Attorney's Office. The Company has responded to requests for documents and made several of its employees available for interview. The Company is now engaged in preliminary settlement discussions with the government concerning these allegations.

As a part of its ongoing discussions, the Company has learned from the same U.S. Attorney that there are two additional unrelated qui tam complaints against the Company alleging Medicare violations at one owned and two managed hospitals. Both matters remain under seal. The Company has not seen the complaint in either matter. The government has stated that it intends to investigate these allegations. The Company intends to cooperate with the government's investigation into these allegations.

The Company cannot at this time predict the outcome of these cases or estimate their ultimate impact on the Company's business or operating results. If the outcome of any of these cases were unfavorable, the Company could be subject to fines, penalties and damages and also could be excluded from Medicare and other government reimbursement programs. These and other results of these cases could have a material adverse effect on the Company's financial condition or results of operations. Amounts paid to settle any of these matters may be material.

Although the Company believes that it is in material compliance with

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES the laws and regulations governing the Medicare and Medicaid programs, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

Shareholder Litigation

On October 23, November 2 and November 23, 1998, lawsuits were filed by separate stockholders in the U.S. District Court for the Middle District of Tennessee. On January 5, 1999, the court consolidated these cases into a single lawsuit. The plaintiffs filed an amended complaint on March 5, 1999. The plaintiffs seek to represent a class comprised of all individuals who purchased the Company's common stock from October 25, 1995 through October 21, 1998, exclusive of insiders of the Company and their immediate families. The consolidated complaint names as defendants several officers of the Company and one of its outside directors. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs claim that the Company materially inflated its net revenues during the class period by including in those net revenues amounts received from the settlement of cost reports that had allegedly been filed in violation of applicable Medicare regulations years earlier and that, because of this practice, this statement, which first appeared in Quorum's Form 10-K filed in September 1996, was false:
"The Company believes that its owned hospitals are in substantial compliance with current federal, state, local, and independent review body regulations and standards." On May 7, 1999, the Company filed a motion to dismiss the complaint, which is scheduled to be argued in September, 1999. The Company intends to defend vigorously the claims and allegations in this action.

On November 2, 1998, a lawsuit was filed against the Company, all of its current directors and two former directors in the U.S. District Court for the Northern District of Alabama. On January 14, 1999, this suit was transferred by agreement of the parties to the U.S. District Court for the Middle District of Tennessee. On February 16, 1999, the defendants filed a motion to dismiss the original complaint. The court then granted the plaintiff permission to file a first amended complaint, which, when filed, mooted the original motion to dismiss. On April 30, 1999, the defendants moved to dismiss the first amended complaint. The court on July 1, 1999, granted plaintiff's motion for leave to file a second amended complaint and denied as moot the motion to dismiss the first amended complaint. The second amended complaint asserts four claims: a shareholders' derivative claim for breach of fiduciary duty, a shareholders' derivative claim for violations of the Racketeer Influenced and Corrupt Organizations Act, a shareholders'

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES derivative claim for injunctive relief, and a purported class action claim for breach of fiduciary duty. As the basis for each of these claims, plaintiff alleges in the amended complaint that the defendants in 1993 were aware that the Company was filing allegedly false cost reports and that the defendants "mandated" that the illegal acts continue in violation of applicable Medicare and Medicaid reimbursement laws. The defendants intend to file a new motion to dismiss the second amended complaint. All of the defendants plan to vigorously defend this litigation.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximates fair value.

The carrying value of long-term debt (including current portion) was $873.1 and $618.7 million for the years ended June 30, 1999 and 1998, respectively. The fair value of long-term debt was $870.1 million and $632.4 million for the years ended June 30, 1999 and 1998, respectively. The fair value of publicly traded notes has been determined using the quoted market price at June 30, 1999 and 1998. The fair values of the remaining long-term debt are estimated using discounted cash flows, based on the Company's incremental borrowing rates. The fair value included costs of $1.5 million and $8.5 million which would be incurred in the event of termination of the interest rate swap agreements at June 30, 1999 and 1998, respectively.

12. SEGMENT INFORMATION

During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 131 established standards for the reporting of information about operating segments. The Company's segments consist of (i) healthcare systems owned and operated by the Company and (ii) management of hospitals and healthcare systems for other owners.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units.

The Company's net revenues, EBITDA and assets are summarized in the following table (EBITDA is defined as earnings before interest, minority interest, write-down of assets and investigation and litigation related costs, income taxes, depreciation and amortization expense):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                                                           June 30
                                                                           -------
                                                     1999                    1998                    1997
                                                     ----                    ----                    ----
Net revenues:
Owned hospitals                                 $  1,505,027             $  1,427,969            $ 1,274,498
Management services                                  147,557                  144,383                139,448
                                                ------------              -----------            -----------
                                                $  1,652,584             $  1,572,352            $ 1,413,946
                                                ============             ============            ===========

EBITDA:
Owned hospitals                                 $    215,707              $   264,568            $   229,198
Management services                                   36,427                   34,555                 31,717
                                                ------------              -----------            -----------
                                                $    252,134              $   299,123            $   260,915
                                                ============              ===========            ===========

Assets:
Owned hospitals                                 $  1,789,908              $ 1,451,008            $ 1,239,673
Management services                                   42,040                   39,945                 39,318
                                                ------------              -----------            -----------
                                                $  1,831,948              $ 1,490,953            $ 1,278,991
                                                ============              ===========            ===========


13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended June 30, 1999 and 1998 is summarized below (in thousands, except per share data):


                                                       Quarter
                                                       -------
                                   1st           2nd            3rd           4th
                                   ---           ---            ---           ---
1999
----
Net operating revenue           $ 389,361     $ 386,077      $ 448,381     $ 428,765
Income (loss) before income
   taxes                           41,860       (22,230)        30,132        22,590
Net income (loss)                  25,493       (18,742)        18,350        13,757
Earnings (loss) per common
   share:
    Basic                             .34          (.26)           .25           .19
    Diluted                           .33          (.26)           .25           .19

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

The second quarter results include a $22.7 million after tax charge related to the write-down of assets and investigation and litigation related costs. The third quarter results and fourth quarter results include $1.6 million and $1.0 million, respectively, of investigation and litigation related costs after taxes.

                                                   Quarter
                                                   -------
                                 1st         2nd            3rd         4th
                                 ---         ---            ---         ---
1998
----
Net operating revenue          $392,821     $408,895     $398,320     $372,316
Income before income taxes       35,425       40,482       24,396       45,226
Net income                       21,361       24,411       13,637       27,271
Earnings per common share:
   Basic                            .29          .33          .18          .36
   Diluted                          .28          .32          .18          .35

The third quarter results include a $14.9 million after tax charge related to the write-down of goodwill.

14.  SUBSEQUENT EVENTS

On August 18, 1999, the Company entered into an agreement to issue $150.0 million of convertible subordinated debentures due 2009 to Welsh, Carson, Anderson & Stowe, VIII, LP and WCAS Management Corporation. The debentures bear interest at 6.0% per annum. Interest is payable quarterly. The debentures are convertible into common shares at a conversion price of $11.25 per share. The debentures will automatically convert at any time after three years if the average of the closing price of the Company's stock over any 90 day period is more than 150% of the conversion price. Debentures are callable at the Company's option at any time after two years. In the event of a merger, consolidation or sale of more than 50% of the Company's assets, the holder of the debentures has the option to have the debentures prepaid in full. The debentures have antidilution protection, including, under certain circumstances, issuance of common stock below the then applicable conversion price. The shares into which the debentures are convertible have certain voting restrictions and must be held for a two-year period beginning August 1999. The debentures are subordinated in right of payment to all debt of Quorum.

In connection with the convertible subordinated debenture agreement, the Company amended its stockholders' rights plan. Under the amended plan,

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES the rights become exercisable only if (1) Welsh, Carson, Anderson & Stowe, VIII, L.P., WCAS Management Corporation and certain parties which purchase the convertible debentures from these entities acquire beneficial ownership of 30% or more of the Company's common stock or start an offer which would result in those entities owning 30% or more of the Company's common stock or (2) any other person or group acquires beneficial ownership of 15% or more of the Company's common stock or starts an offer which would result in that person or group owning 15% or more of the Company's common stock. The rights may be redeemed at $.01 per right at any time until the tenth day following public announcement that an ownership position as described above has been acquired.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS


           Column A                       Column B       Column C                           Column D          Column E
--------------------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                        ----------------------------
                                                           (1)               (2)               (3)
                                         Balance at     Charged to        Charged to                           Balance
                                         Beginning      Costs and       Other Accounts      Deductions        at End of
          Description                    of Period       Expenses          Describe          Describe           Period
---------------------------------------------------------------------------------------------------------------------------
                                                                       (In thousands)


Year ended June 30, 1999:
    Allowance for doubtful accounts       $ 65,561       $126,525       $  8,803  (a)       $116,993  (b)       $ 83,896

Year ended June 30, 1998:
    Allowance for doubtful accounts       $ 55,360       $106,733       $  7,760  (a)       $104,292  (c)       $ 65,561

Year ended June 30, 1997:
    Allowance for doubtful accounts       $ 39,752       $ 89,919       $ 18,424  (a)       $ 92,735  (b)       $ 55,360


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

                  (a)(3) Exhibits.

3.1 Form of Amended and Restated Certificate of Incorporation effective with the Secretary of State of Delaware on December 15, 1997. (Incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held November 10, 1997.)

3.2 Bylaws of the Company as amended April 12, 1994. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-77674 on Form S-1.)

3.3 Bylaws of the Company as amended April 16, 1997. (Incorporated by reference to Exhibit 3(ii) to the Company's Report on Form 8-K dated April 16, 1997.)

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

4.1.3 First Supplemental Indenture, dated as of May 7, 1997, between Quorum Health Group, Inc. and United States Trust Company of New York, as Trustee relating to the Company's $100,000,000 11-7/8% Senior Subordinated Notes due December 1, 2005. (Incorporated by reference to Exhibit 4.1.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.)

4.3.1 Form of Subscription Agreement dated July 31, 1989 between the Company and its Original Stockholders. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33- 31717-A on Form S-18.)

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

4.4.5 Amendment and Restatement dated as of December 20, 1991 to Registration Rights Agreement dated July 31, 1989 among the Company and its Original Stockholders. (Incorporated by reference to Exhibit 10.7.5 to the Company's Registration Statement No. 33- 77674 on Form S-1.)

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

4.4.10 Amendment and Restatement dated as of September 29, 1992 to Registration Rights Agreement dated July 31, 1989 among the Company and its Original Stockholders. (Incorporated by reference to Exhibit 10.75 to the Company's Registration Statement No. 33- 52910 on Form S-1.)

4.4.11 Amendment and Restatement dated as of September 30, 1992 to Registration Rights Agreement dated July 31, 1989 among the Company and its Original Stockholders. (Incorporated by reference to Exhibit 10.74 to the Company's Registration Statement No. 33- 52910 on Form S-1.)

4.4.12 Form of Amendment and Restatement dated as of January 28, 1993 to Registration Rights Agreement dated July 31, 1989 among the Company and its Original Stockholders. (Incorporated by reference to Exhibit 10.7.12 to the Company's Registration Statement No. 33- 77674 on Form S-1.)

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

4.4.18 Amendment No. 1 dated as of August 18, 1999, to the Rights Agreement dated as of April 16, 1997, between Quorum Health Group, Inc. and First Union National Bank of North Carolina.

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

4.5.3 Third Amendment to Credit Agreement, effective as of April 29, 1998, by and among Quorum Health Group, Inc. as Borrower, Lenders as referred to in the Credit Agreement, and First Union National Bank as Agent for the Lenders. (Incorporated by reference to Exhibit 4.5.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.)

4.5.4 Fourth Amendment to Credit Agreement, effective as of April 29, 1998, by and among Quorum Health Group, Inc. as Borrower, Lenders as referred to in the Credit Agreement, and First Union National Bank as Agent for the Lenders. (Incorporated by reference to Exhibit 4.5.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.)

4.5.5 Fifth Amendment, dated October 27, 1998, to Credit Agreement dated April 22, 1997, by and among Quorum Health Group, Inc., the Lenders referenced therein, and First Union National Bank as Agent for Lenders. (Incorporated by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.)

4.5.6 Sixth Amendment to Credit Agreement, dated November 26, 1998, as subsequently amended, by and among Quorum Health Group, Inc. as Borrower, Lenders as referred to in the credit Agreement, and First Union National Bank as Agent for the Lenders. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

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

4.6.1 First Amendment to Participation Agreement, effective as of January 26, 1998, among Quorum ELF, Inc. as Construction Agent and Lessee; First Security Bank, National Association as Owner Trustee under the Quorum Real Estate Trust 1997-1; Various other banks and lending institutions which are parties from time to time as Holders or Lenders; and First Union National Bank as Agent for the Lenders and Holders. (Incorporated by reference to Exhibit 4.6.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.)

4.7 Securities Purchase Agreement dated as of August 18, 1999, among Quorum Health Group, Inc., Welsh, Carson, Anderson & Stowe VIII, L.P., and other purchasers named therein, relating to the purchase of $150,000,000 aggregate principal amount of 6% Convertible Subordinated Debentures.

4.7.1 Form of Quorum Health Group, Inc. 6% Convertible Subordinated Debenture due August 31, 2009.

4.7.2 Form of Registration Rights Agreement dated as of August 31, 1999, relating to the Company's 6% Convertible Subordinated Debenture due August 31, 2009.

4.7.3 Form of Stockholders Agreement dated as of August 31, 1999, relating to the Company's 6% Convertible Subordinated Debenture due August 31, 2009.

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

                  J. Severance Agreement and General Release between the Company and Eugene C. Fleming

                  K. Severance Agreement and General Release between the Company and Steve B. Hewett

                  L. Quorum Health Group, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 L. to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.)

                  M. Form of Employment Agreement with certain executive officers of the Company. (Incorporated by reference to Exhibit 10.1(c) to the Company's Report on Form 10-Q for the quarter ended March 31, 1998.)

10.2 Incorporation, Conveyance and Stock Purchase Agreement dated as of August 16, 1993, as amended September 30, 1993, by and among Quorum, Inc. as Purchaser, Charter Medical Corporation ("Charter"), a Delaware corporation; Charter Northside Hospital, Inc. ("CNH"), a Georgia corporation; Middle Georgia Hospital, Inc. ("MGH"), a Georgia corporation; Shallowford Community Hospital, Inc. ("SCHI"), a Georgia corporation; Metropolitan Hospital, Inc. ("MHI"), a Georgia corporation; Physicians & Surgeons Hospital, Inc. ("PSH"), a Louisiana corporation; Charter Regional Medical Center, Inc. ("CMRC"), a Texas corporation; Desert Springs Hospital, Inc. ("DSH"), a Nevada corporation; Charter Suburban Hospital, Inc. ("CSH"), a California corporation; Charter Community Hospital of Des Moines, Inc. ("CCH"), an Iowa corporation; and Stuart Circle Hospital Corporation ("SCHC"), a Virginia corporation. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated October 13, 1993.)

10.3 Asset Purchase Agreement dated as of December 1993 among Mercy Health Center of Central Iowa, as Buyer, and NC-CCH, Inc., as Seller, and Quorum Health Group, Inc. (Incorporated by reference to Exhibit 10.28 to the Company's Registration Statement No. 33- 77674 on Form S-1.)

10.4 Asset Purchase Agreement dated as of October 7, 1993 as amended November 30, 1993, among Baptist Health Services, Inc. and Baptist Hospital of Gadsden, Inc. as Sellers and QHG of Gadsden, Inc. as Buyer. (Incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated December 14, 1993.)

10.5 Asset Purchase Agreement dated as of December 31, 1993 among Cleveland Regional Medical Center, L.P., as Buyer, and Dynamic Health, Inc., and NC-CRMC, Inc., as Seller, and Quorum Health Group, Inc. (Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.6 Lease dated September 21, 1989 by and between DJ Investments which subsequently assigned its interest to A.G. Dorsey, Capricon II 1989 Trust and J. Cutler Roberts, Trustee, and Desert Springs Hospital, Inc. (Incorporated by reference to
                  Exhibit 10.39 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.7 Lease dated January 21, 1994 by and between QB Partners I and Quorum Health Resources, Inc. (Incorporated by reference to
                  Exhibit 10.42 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.8 Asset Purchase Agreement dated April 29, 1994 by and between NC- PSH, Inc., and Sisters of Charity of the Incarnate Word, Shreveport, Louisiana, doing business as Schumpert Medical Center (Incorporated by reference to Exhibit 10.45.1 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.9 Lease Agreement dated December 8, 1994 by and between QB Partners I and Quorum Health Group, Inc., as amended by Addendum dated March 25, 1995. (Incorporated by reference to
                  Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

10.10 Asset Purchase Agreement dated November 1, 1990 by and between Mercy Regional Medical Center, Sisters of Mercy Health Systems, St. Louis, Inc. and ParkView Medical Associates, L.P. (Incorporated by reference to the Company's Report on Form 8-K filed November 15, 1990.)

10.11 Asset Purchase and Sale Agreement dated as of September 20, 1991, by and between Quorum Health Group, Inc., as buyer, and St. John's Hospital & Health Center, Inc. and Incarnate Word Health Services, as seller. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated September 30, 1991.)

10.12 Asset Purchase Agreement dated as of January 31, 1992 between QHG of Ohio, Inc. and St. Anthony Medical Center, Inc. and its members regarding Park Medical Center. (Incorporated by reference to Exhibit 2.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.)

10.13 Asset Purchase Agreement dated as of May 31, 1992, by and between QHG of Alabama, Inc., as buyer, its ultimate parent, Quorum Health Group, Inc. and Flowers Hospital, Incorporated, as seller. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated June 1, 1992.)

10.14 Agreement and Plan of Share Exchange dated June 19, 1992 among Hospital Management Professionals, Inc., Robert D. Huseby, Sheldon L. Krizelman and Thomas W. Singleton and Quorum Health Resources, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated July 14, 1992.)

10.15 Asset Purchase Agreement dated as of January 4, 1995, by and between QHG of South Carolina, Inc., as buyer and Carolinas Hospital System, Inc., as seller. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated February 1, 1995).

10.16 Asset Purchase Agreement dated April 21, 1995, as amended by Amendment No. 1, Amendment No. 2, and Amendment No. 3, by and between QHG of Indiana, Inc., et al., as buyers, and The Lutheran Hospital of Indiana, Inc., et al., as sellers. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated August 1, 1995.)

10.17 Purchase Agreement dated as of January 28, 1993 between the Company and HCA, Inc. (Incorporated by reference to Exhibit
                  10.8 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.18 Purchase Agreement dated as of September 28, 1993 among the Company and Certain Shareholders. (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.19 Purchase Agreement dated as of October 15, 1993 among the Company and Certain Shareholders. (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.20 Purchase Agreement dated as of October 26, 1993 between the Company and HCA, Inc. (Incorporated by reference to Exhibit
                  10.11 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.21 Purchase Agreement dated as of November 5, 1993 between the Company and HCA, Inc. (Incorporated by reference to Exhibit
                  10.12 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.22 Asset Purchase Agreement dated as of April 6, 1994 by and between Quorum, Inc. and Bon Secours Health System, Inc. for the purchase of the capital stock of NC-SCHC, Inc. and Stuart Circle MOB, Inc. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.23 Asset Exchange Agreement dated as of April 8, 1994 by and among NC-SCHI, Inc., Dunwoody MOB, Inc., NC-MHI, Inc., Quorum Health Group, Inc., Galen Hospitals of Texas, Inc., Galen Medical Corporation, American Medicorp Development Co. and Columbia/HCA Health care Corporation for the like kind exchange of Abilene Regional Medical Center and Medical Center Enterprise for Dunwoody Medical Center and Metropolitan Hospital. (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement No. 33-77674 on Form S-1.)

10.24 Group Purchasing Organization Participating Agreement between APS Healthcare Purchasing Partners, L.P. and Quorum Health Group, Inc. dated November 30, 1995. (Incorporated by reference to Exhibit 10.30 to the Company's Report on Form 10-K for the year ended June 30, 1996.)

10.25 First Amendment effective as of June 1, 1997, to Group Purchasing Organization Participating Agreement between Premier Purchasing Partners, L.P., f/k/a APS Healthcare Purchasing Partners, L.P. dated November 30, 1995. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.)

10.26 Lease Agreement by and between QHG of South Carolina, Inc., a subsidiary of the Company, and C. Edward Floyd, M.D., a Director of the Company. (Incorporated by reference to Exhibit
                  10.31 to the Company's Report on Form 10-K for the year ended June 30, 1996.)

10.27 Contribution Agreement dated as of February 1, 1998, by and between Valley Hospital Medical System, Inc. and NC-DSH, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997.)

10.28 Limited Liability Company Agreement of Valley Health System LLC, dated as of January 19, 1998. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997.)

10.29 Contribution Agreement dated as of February 1, 1998, by and among Summerlin Hospital Medical Center, L.P., UHS Holding Company, Inc. and NC-DSH, Inc. (Incorporated by reference to
                  Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997.)

10.30 Limited Liability Company Agreement of Summerlin Hospital Medical Center LLC, dated as of January 19, 1998. (Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997.)

21                Subsidiaries of the Company.

23                Consent of Ernst & Young LLP.

27                Financial Data Schedule (for SEC use only)

                  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Brentwood, State of Tennessee on September 24, 1999.

                            QUORUM HEALTH GROUP, INC.

                            By:    /s/ Terry Allison Rappuhn
                                   -------------------------
                                   Terry Allison Rappuhn
                            Title: Senior Vice President (Chief Financial
                                   Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:


SIGNATURE                              TITLE
/s/ James E. Dalton, Jr.               President, Chief Executive Officer and Director            Sept. 24, 1999
------------------------               (Principal Executive Officer)
 James E. Dalton, Jr.

/s/ Terry Allison Rappuhn              Senior Vice President and Chief Financial Officer          Sept. 24, 1999
-------------------------
Terry Allison Rappuhn

/s/ Karen Harrison                     Vice President-Controller                                  Sept. 24, 1999
-------------------------              (Chief Accounting Officer)
Karen Harrison

/s/ Russell L. Carson                  Chairman of the Board                                      Sept. 24, 1999
---------------------
Russell L. Carson

/s/ Sam A. Brooks, Jr.                 Director                                                   Sept. 24, 1999
----------------------
Sam A. Brooks, Jr.

/s/ Dr. C. Edward Floyd                Director                                                   Sept. 24, 1999
-----------------------
Dr. C. Edward Floyd

/s/ Joseph C. Hutts                    Director                                                   Sept. 24, 1999
-------------------
Joseph C. Hutts

/s/ Kenneth J. Melkus                  Director                                                   Sept. 24, 1999
---------------------
Kenneth J. Melkus

/s/ Thomas S. Murphy,Jr.               Director                                                   Sept. 24, 1999
------------------------
Thomas S. Murphy, Jr.

/s/ Rocco A. Ortenzio                  Director                                                   Sept. 24, 1999
---------------------
Rocco A. Ortenzio

/s/ S. Douglas Smith                   Director                                                   Sept. 24, 1999
--------------------
S. Douglas Smith

/s/ Colleen Conway Welch               Director                                                   Sept. 24, 1999
------------------------
Colleen Conway Welch