Form 10-Q
period 1999-09-30
QUORUM HEALTH GROUP INC
filed 1999-11-15
CIK 854694

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from          to
                                        --------    ---------

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

                           Yes   [X]                   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Outstanding at November 8, 1999
-----                                         -------------------------------

Common Stock, $.01 Par Value                          70,657,723 Shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                                               Three Months
                                                             Ended September 30
                                                           ------------------------
                                                             1999           1998
                                                           ---------      ---------
Revenue:
     Net patient service revenue                           $ 396,645      $ 352,459
     Hospital management/professional services                19,553         20,792
     Reimbursable expenses                                    15,087         16,110
                                                           ---------      ---------
Net operating revenue                                        431,285        389,361

Salaries and benefits                                        178,239        157,846
Reimbursable expenses                                         15,087         16,110
Supplies                                                      62,072         51,319
Fees                                                          38,471         35,171
Other operating expenses                                      29,750         26,423
Provision for doubtful accounts                               39,610         27,796
Equity in earnings of affiliates                              (2,124)        (5,325)
Leases and rentals                                             9,057          7,129
Depreciation and amortization                                 26,199         21,325
Interest                                                      16,730          9,133
Investigation and litigation related costs                     1,098             --
Minority interest                                               (349)           574
                                                           ---------      ---------
Income before income taxes                                    17,445         41,860
Provision for income taxes                                     6,821         16,367
                                                           ---------      ---------
Net income                                                 $  10,624      $  25,493
                                                           =========      =========
Earnings per share:
   Basic                                                   $    0.15      $    0.34
                                                           =========      =========
   Diluted                                                 $    0.14      $    0.33
                                                           =========      =========
Weighted average shares outstanding:
   Basic                                                      73,218         75,593
                                                           =========      =========
   Diluted                                                    77,868         77,319
                                                           =========      =========

                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (In thousands)

                                              September 30     June 30
                                                  1999           1999
                                               ----------     ----------
ASSETS

Current assets:
   Cash                                        $   16,562     $   22,258
   Accounts receivable, less allowance for
     doubtful accounts of $87,230 at
     September 30, 1999 and $83,896 at
     June 30, 1999                                330,974        332,312
   Supplies                                        39,344         39,003
   Other                                           55,127         46,838
                                               ----------     ----------
     Total current assets                         442,007        440,411

Property, plant and equipment, at cost:
   Land                                            89,635         88,157
   Buildings and improvements                     438,313        435,525
   Equipment                                      597,676        584,017
   Construction in progress                        27,855         24,875
                                               ----------     ----------
                                                1,153,479      1,132,574
   Less accumulated depreciation                  320,317        297,454
                                               ----------     ----------
                                                  833,162        835,120

Cost in excess of net assets acquired, net        225,693        226,038
Investments in unconsolidated entities            248,208        259,709
Other                                              71,894         70,670
                                               ----------     ----------

     Total assets                              $1,820,964     $1,831,948
                                               ==========     ==========

                                              September 30     June 30
                                                  1999           1999
                                               ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses       $   95,988     $   96,904
   Accrued salaries and benefits                   75,342         72,558
   Other current liabilities                       39,462         34,841
   Current maturities of long-term debt               965            913
                                               ----------     ----------
       Total current liabilities                  211,757        205,216

Long-term debt, less current maturities           843,669        872,213
Deferred income taxes                              33,422         33,422
Professional liability risks and other
   liabilities and deferrals                       37,723         36,456
Minority interests in consolidated entities        58,984         59,975

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value;
       300,000 shares authorized; 73,227
       issued and outstanding at September 30,
       1999 and 73,166 at June 30, 1999               732            732
   Additional paid-in capital                     253,832        253,714
   Retained earnings                              380,845        370,220
                                               ----------     ----------
                                                  635,409        624,666
                                               ----------     ----------
       Total liabilities and stockholders'
         equity                                $1,820,964     $1,831,948
                                               ==========     ==========




                            See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                 Three Months
                                                               Ended September 30
                                                            ------------------------
                                                              1999           1998
                                                            ---------      ---------
Net cash provided by operating activities                   $  48,661      $  31,027

Investing activities:
   Purchase of acquired companies, net of
      working capital settlements                                  --        (44,120)
   Purchase of property, plant and equipment                  (22,026)       (31,009)
   Other                                                         (277)          (331)
                                                            ---------      ---------
Net cash used in investing activities                         (22,303)       (75,460)

Financing activities:
   Borrowings under bank debt                                  66,300        149,100
   Repayments of bank debt                                   (244,600)      (106,700)
   Borrowing under convertible subordinated
      debentures                                              150,000             --
   Change in outstanding checks and overnight
      investment                                               (2,517)        (4,870)
   Other                                                       (1,237)           958
                                                            ---------      ---------
Net cash (used in) provided by financing activities           (32,054)        38,488
                                                            ---------      ---------
Decrease in cash                                               (5,696)        (5,945)
Cash at beginning of period                                    22,258         17,549
                                                            ---------      ---------
Cash at end of period                                       $  16,562      $  11,604
                                                            =========      =========
Supplemental cash flow information:
   Interest paid                                            $ (13,340)     $  (8,212)
                                                            =========      =========
   Income taxes paid                                        $  (2,830)     $    (143)
                                                            =========      =========



                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Quorum Health Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

On March 31, 1999, the FASB released a proposed interpretation of APB Opinion No. 25 "Accounting for Certain Transactions involving Stock Compensation" which requires variable-award accounting for repriced stock options. This proposed interpretation would be effective upon issuance. The expected issuance date has been delayed to the first calendar quarter of 2000. The interpretation would generally cover events that occur after December 15, 1998. No adjustments would be made to financial statements for periods prior to the effective date and no expense would be recognized for any additional compensation costs attributable to periods before the effective date.

3.  ACQUISITIONS, JOINT VENTURES AND SALES

During fiscal 1999, the Company acquired four hospitals and affiliated health care entities. In connection with the acquisitions, the Company entered into operating lease agreements to lease certain land and buildings with an estimated fair value of $108.7 million. Effective April 8, 1999, the Company sold Park Medical Center in Columbus, Ohio.

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

The operating results of the acquisitions, joint ventures and sales have been consolidated in the accompanying condensed consolidated statements of income for the periods subsequent to acquisition and for the periods prior to the sale.

The following unaudited pro forma results of operations give effect to the operations of the joint venture and the entities acquired and sold in fiscal 1999 as if the respective transactions had occurred at the beginning of the period presented (in thousands, except per share data):

                                            Three Months
                                               Ended
                                            September 30
                                 ----------------------------------
                                    1999                   1998
                                 -----------            -----------
Net operating revenue            $   431,244            $   430,186
Net income                            11,137                 24,778
Earnings per share:
 Basic                                  0.15                   0.33
 Diluted                                0.15                   0.32

The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

4.  LONG-TERM DEBT

On August 31, 1999, the Company issued $150.0 million of convertible subordinated debentures due 2009 to Welsh, Carson, Anderson & Stowe, VIII, LP and certain WCAS VIII affiliates, including Russell L. Carson, Chairman of the Company's Board of Directors. The debentures were sold for cash at their face value. The debentures bear interest at 6.0% per annum. Interest is payable quarterly. The debentures are convertible into common shares at a conversion price of $11.25 per share. The debentures will automatically convert at any time after three years if the average of the closing price of the Company's stock over any 90 day period is more than 150% of the conversion price. The debentures are callable at the Company's option at any time after August 31, 2001. In the event of a merger, consolidation or sale of more than 50% of the Company's assets, the holder of the debentures has the option to have the debentures prepaid in full. The debentures have antidilution protection, including, under certain circumstances, issuance of common stock below the then applicable conversion price. The shares into which the debentures are convertible have certain voting restrictions and must be held for a two-year period beginning August 1999. The debentures are subordinated in right of payment to all debt. The proceeds were used to reduce the Company's outstanding debt under its revolving credit facility.

5.  INVESTIGATION AND LITIGATION RELATED COSTS

During the three months ended September 30, 1999, the Company incurred $1.1 million in investigation and litigation related costs related primarily to the qui tam and shareholder actions against the Company (See Note 9).

6.  INCOME TAXES

The provision for income taxes for the three months ended September 30, 1999 and 1998 is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes due to permanent differences and the provision for state income taxes.

7.  EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, and the effect of dilutive securities which are convertible subordinated debentures and stock options. Outstanding options to purchase 4.2 million and 2.0 million shares of common stock were not included in the computation of earnings per share for the three months ended September 30, 1999 and 1998, respectively, because the options' exercise prices were greater than the average market price of the common stock (See Note 8).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                       THREE MONTHS
                                                           ENDED
                                                        SEPTEMBER 30
                                                   ---------------------
                                                    1999          1998
                                                   -------       -------
Numerator:
   Net income                                      $10,624       $25,493
   Interest expense on convertible
         debentures, net of taxes                      457            --
                                                   -------       -------
   Numerator for dilutive earnings
         per share                                 $11,081       $25,493
                                                   =======       =======
Denominator:
   Shares used for basic earnings
         per share                                  73,218        75,593
   Effect of dilutive securities:
         Convertible subordinated debentures         4,444            --
         Stock options                                 206         1,726
                                                   -------       -------
   Shares used for dilutive earnings
         per share                                  77,868        77,319
                                                   =======       =======
Basic earnings per share                           $  0.15       $  0.34
                                                   =======       =======
Diluted earnings per share                         $  0.14       $  0.33
                                                   =======       =======


8.  STOCKHOLDERS' EQUITY AND STOCK BENEFIT PLANS

In March 1999, the Company's Board of Directors approved a plan to allow all employees to exchange "underwater" stock options. Based on the exchange, the Company canceled 5.2 million options at exercise prices ranging from $12.09 to $33.06 and issued 3.6 million options at an exercise price of $9.00. The effect was to reduce the number of options held to offset the benefit of a lower exercise price. The estimated economic value of the grants was generally unchanged as a result of the exchange. Under the proposed interpretation of APB Opinion No. 25, repriced options would have variable-award accounting (See Note
2). Should the Company be required to apply variable-award accounting to the repriced options, such options will vest and terminate thirty days after the Company gives notice to the employees. Variable-award accounting will be eliminated after the option termination date. As of September 30, 1999, there were 5.9 million options outstanding with a weighted average exercise price of $9.66.

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

Income Taxes

The Internal Revenue Service (IRS) is in the process of conducting examinations of the Company's federal income tax returns for the fiscal years ended June 30, 1993 through 1998. The IRS has proposed certain adjustments in connection with its examination of the Company's federal income tax returns for the fiscal years ending June 30, 1993 through 1995. The most significant adjustments involve the tax accounting methods adopted for computing bad debt expense and the valuation of purchased hospital property, plant and equipment and related depreciable lives. The Company has protested substantially all of the proposed adjustments through the appeals process of the IRS. In the opinion of management, the ultimate outcome of the IRS examinations will not have a material effect on the Company's results of operations or financial position.

Impact of Year 2000

As with most other industries, hospitals and affiliated health care entities use information systems that may misidentify dates beginning January 1, 2000 or earlier, resulting in system or equipment failures or miscalculations. Information systems include computer programs, building infrastructure components and computer-aided biomedical equipment. The Company has a Year 2000 strategy for its owned hospitals that includes phases for education, inventory and assessment of applications and equipment at risk, conversion/remediation/replacement, validation and post-implementation. The Company can provide no assurances that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties, that Year 2000 issues will not arise that the Company did not contemplate or erroneously assigned a low level of risk, or that the Company will not experience difficulties obtaining resources needed to make modifications to or replace the Company's affected systems and equipment. Failure by the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and its ability to provide health care services.

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

Litigation

The Company is currently, and from time to time expects to be, subject to claims, suits and investigations arising in the ordinary course of business. The Company may not know about investigations or qui tam actions filed against the Company by private parties on behalf of the federal or state governments. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. Except for the litigation described below, the Company is not currently a party to any such proceeding which, in management's opinion, if adversely decided, would have a material effect on the Company's results of operations or financial position.

False Claims Act Litigation

In June 1993, the Office of the Inspector General of the Department of Health and Human Services requested information from the Company in connection with an investigation involving the Company's procedures for preparing Medicare cost reports. In January 1995, the United States Department of Justice issued a Civil Investigative Demand which also requested information from the Company in connection with the same investigation. As a part of the government's investigation, several former and current employees were interviewed. The Company cooperated fully with the investigation. The Company received no communication from the government on this matter from approximately June 1996 until August 1998.

In August 1998, the government informed the Company that the investigation was prompted by a lawsuit filed under the False Claims Act. The suit was filed in January 1993 by a former employee of a hospital managed by a Company subsidiary. These lawsuits, commonly known as qui tam actions, are filed "under seal." That means that the claims are kept secret until the government decides whether to join the case. The person who files the lawsuit is called a "relator". At a meeting in September 1998, the Company learned from the government that it would likely join in the case. The government joined the case against the Company in October 1998. The former employee's lawsuit named the Company and its subsidiary, Quorum Health Resources, Columbia/HCA Healthcare Corporation and all hospitals that the Company or Columbia/HCA owned, operated or managed from 1984 through 1997, as defendants. The unsealed complaint, prepared by the relator, alleged that the Company knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

In January 1999, the Company filed motions with the court asking to be separated from the case against co-defendant Columbia/HCA. The government did not oppose the motion to separate the cases against the Company and Columbia/HCA. On February 2, 1999, the government filed an amended complaint.

On that date, the government also filed a notice of non-intervention advising the Court that it would not proceed on some of the relator's allegations, and that it would not sue individual managed hospital clients. The government's complaint did not name as defendants any hospital the Company managed. It does name the Company, Quorum Health Resources and each subsidiary which now owns or has ever owned a hospital. Subsequently, the court granted the Company's motion to be separated, dismissed the Company from the case, and directed plaintiffs to file a new action against the Company alone. Plaintiffs did so on February 24, 1999.

The February 24, 1999 complaint alleges that the Company, on behalf of hospitals it managed between 1985 and 1995 and hospitals it owned from 1990 to the present, violated the False Claims Act by filing false Medicare cost reports. The government asserts that the false claims in the cost reports are reflected in "reserve analyses" created by the Company. The complaint also alleges that these cost report filings were prepared as the result of Company policy.

In March 1999, as the Company had requested, the court appointed a mediator to facilitate settlement discussions between the Company and the government. Meetings with the mediator were held on June 11, 1999 and November 4, 1999.

In April 1999, the Company filed several motions to dismiss the government's complaint in whole or in part as well as a motion to dismiss the relator from the case. The government and the relator replied to the Company's motions in June, 1999 and the Company filed a reply in July, 1999. The court has not ruled on the Company's motions.

This qui tam action seeks three times the amount of damages caused to the United States by the Company's submission of any alleged false claims to the government, civil penalties of not less than $5,000 nor more than $10,000 for each false claim, and attorneys' fees and costs.

Other Qui Tam Actions and Related Investigations

In May 1998, the Company was informed that it was a defendant in another qui tam action involving home health services provided by two of the Company's owned hospitals and alleging that the Company had violated Medicare laws. This action was filed under seal in June 1996 by a former employee, whom the Company fired in April 1996. The United States Attorney's Office allowed the Company an opportunity to review the results of the government's investigations and discuss the allegations made in the action prior to the government making a decision to intervene as a plaintiff. The lawsuit remains under seal for all other purposes. The Company has cooperated fully with the United States Attorney's Office and provided additional information and made employees available for interviews. The Company is now engaged in preliminary settlement discussions with the government.

As part of its ongoing discussions, the Company has learned from the same U.S. Attorney that there are two additional unrelated qui tam complaints against the Company alleging Medicare violations at one owned and two managed hospitals. Both matters remain under seal. The Company has not seen the complaint in either matter. The government has stated that it intends to investigate these allegations. The Company intends to cooperate with the government's investigation.

The Class and Derivative Actions

In October and November 1998, some of the Company's stockholders filed lawsuits against the Company in the U.S. District Court for the Middle District of Tennessee. In January 1999, the court consolidated these cases into a single lawsuit. (M.D. Tenn. No. 3-98-1004) The plaintiffs filed an amended complaint in March 1999. The plaintiffs seek to represent a class of plaintiffs who purchased the Company's common stock from October 25, 1995 through October 21, 1998, except for insiders of the Company and their immediate families. The consolidated complaint names the Company, several of its officers and one of its outside directors, as defendants.

The complaint alleges that defendants violated the Securities Exchange Act of 1934. The plaintiffs claim that the Company materially inflated its net revenues during the class period by including in those net revenues amounts received from the settlement of cost reports that had allegedly been filed in violation of applicable Medicare regulations years earlier and that, because of this practice, this statement, which first appeared in the Company's Form 10-K filed in September 1996, was false: "The Company believes that its owned hospitals are in substantial compliance with current federal, state, local, and independent review body regulations and standards." In May 1999, the Company filed a motion to dismiss the complaint. The plaintiffs have filed papers opposing the motion, and the judge has not yet ruled on the motion. The Company intends to vigorously defend the claims and allegations in this action.

On November 2, 1998, a lawsuit was filed against the Company, all of its current directors and two former directors in the U.S. District Court for the Northern District of Alabama. On January 14, 1999, this suit was transferred by agreement of the parties to the U.S. District Court for the Middle District of Tennessee. (M.D. Tenn. No. 3-99-0055) On February 16, 1999, the defendants filed a motion to dismiss the original complaint. The court then granted the plaintiff permission to file a first amended complaint, which, when filed, mooted the original motion to dismiss. On April 30, 1999, the defendants moved to dismiss the first amended complaint. The court on July 1, 1999, granted plaintiff's motion for leave to file a second amended complaint and denied as moot the motion to dismiss the first amended complaint. The second amended complaint asserts four claims: a shareholders' derivative claim for breach of fiduciary duty, a shareholders' derivative claim for violations of the Racketeer Influenced and Corrupt Organizations Act, a shareholders' derivative claim for injunctive relief, and a purported class action claim for breach of fiduciary duty. As the basis for each of these claims, plaintiff alleges that the defendants in 1993 were aware that the Company was filing allegedly false cost reports and that the defendants "mandated" that the illegal acts continue in violation of applicable Medicare and Medicaid laws. The defendants have filed a motion to dismiss the second amended complaint. The plaintiff has responded to this motion, but the court has not yet ruled on this motion. All of the defendants plan to vigorously defend this litigation.

The Company cannot at this time predict the effect or outcome of any of the ongoing investigations or the qui tam, class or stockholders' derivative actions, or whether any additional investigations or litigation will be commenced. If the Company is found to have violated federal or state laws relating to Medicare, Medicaid or other government programs, then it may be required to pay substantial fines and civil and criminal penalties and also may be excluded from participating in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are substantial. The Company could be subject to substantial costs resulting from an adverse outcome of any of these actions. In an effort to promptly resolve one or more of these matters, the Company may choose to negotiate a settlement. Amounts the Company pays to settle any of these matters may be material. Any one or more of these actions or costs could have a material adverse effect on the Company's results of operations or financial position.

10.  SEGMENT INFORMATION

The Company's segments consist of (i) healthcare systems owned and operated by the Company and (ii) management of hospitals and healthcare systems for other owners. The Company evaluates performance based on operating earnings of the respective business units.

The Company's net revenues, EBITDA and assets are summarized in the following table (EBITDA is defined as earnings before interest, minority interest, investigation and litigation related costs, income taxes, depreciation and amortization expense):

                                       Three Months Ended
                                          September 30,
                                   ---------------------------
                                      1999             1998
                                   ----------       ----------
         Net revenues:
         Owned hospitals           $  396,645       $  352,459
         Management services           34,640           36,902
                                   ----------       ----------
                                   $  431,285       $  389,361
                                   ==========       ==========
         EBITDA:
         Owned hospitals           $   53,600       $   64,128
         Management services            7,523            8,764
                                   ----------       ----------
                                   $   61,123       $   72,892
                                   ==========       ==========
         Assets:
         Owned hospitals           $1,778,451       $1,538,700
         Management services           42,513           43,503
                                   ----------       ----------
                                   $1,820,964       $1,582,203
                                   ==========       ==========

11.   SUBSEQUENT EVENT

From October 1 through November 3, 1999, the Company repurchased 2.6 million shares of common stock for an aggregate purchase price of $17.3 million. All of these shares were purchased in open market transactions. There are approximately
1.8 million shares remaining for repurchase under the existing five-million share stock repurchase program authorized in October 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         You should read the following along with the Condensed Consolidated Financial Statements and accompanying notes.

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


         - difficulties in containing costs in proportion to payments from our payors;


         - difficulties in billing and collecting accounts receivable and the related impact upon cash flow and bad debt expense;

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

         For the three months ended September 30, 1999 and 1998, our owned hospitals accounted for 92% and 91% of our net operating revenue, respectively. For the three months ended September 30, 1999, the Dothan, Alabama and Ft. Wayne, Indiana areas (comprised of five hospitals) accounted for approximately 34% of owned hospital revenue and 58% of owned hospital EBITDA. EBITDA means our earnings before interest, minority interest, income taxes, depreciation and amortization expense and investigation and litigation related costs.

         For the three months ended September 30, 1999, our net income before investigation and litigation related costs was 56% lower than the three months ended September 30, 1998. We believe this was principally due to the following issues:

         - We experienced increased discounts to insurance and managed care companies and increased charity care.

         - We received lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 (BBA 97).

         - We were unable to contain our costs, including bad debt expense, in proportion to our revenue growth.

         - Our estimated final settlements from the government under Medicare and Medicaid programs were lower.

         -        Our share of earnings from joint ventures decreased.

         - The hospitals we acquired during the second quarter of fiscal 1999 reduced net income.

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

         In August 1998, the government informed us that the investigation was prompted by a lawsuit filed under the False Claims Act. The suit was filed in January 1993 by a former employee of a hospital we managed. These lawsuits, commonly known as qui tam actions, are filed "under seal." That means that the claims are kept secret until the government decides whether to join the case. The person who files the lawsuit is called a "relator". At a meeting in September 1998, we learned from the government that it would likely join in the case. The government joined the case against us in October 1998. The former employee's lawsuit named us, our subsidiary Quorum Health Resources, Columbia/HCA Healthcare Corporation and all hospitals that we or Columbia/HCA owned, operated or managed from 1984 through 1997, as defendants. The unsealed complaint, prepared by the relator, alleged that we knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

         In January 1999, we filed motions with the court asking to be separated from the case against co-defendant Columbia/HCA. The government did not oppose the motion to separate the cases against us and Columbia/HCA. On February 2, 1999, the government filed an amended complaint. On that date, the government also filed a notice of non-intervention advising the Court that it would not proceed on some of the relator's allegations, and that it would not sue individual managed hospital clients. The government's complaint did not name as defendants any hospital we managed. It does name us, Quorum Health Resources and each subsidiary which now owns or has ever owned a hospital. Subsequently, the court granted our motion to be separated, dismissed us from the case, and directed plaintiffs to file a new action against us alone. Plaintiffs did so on February 24, 1999.

         The February 24, 1999 complaint alleges that we, on behalf of hospitals we managed between 1985 and 1995 and hospitals we owned from 1990 to the present, violated the False Claims Act by filing false Medicare cost reports. The government asserts that the false claims in the cost reports are reflected in "reserve analyses" we created. The complaint also alleges that these cost report filings were prepared as the result of our policy.

         In March 1999, as we had requested, the court appointed a mediator to facilitate settlement discussions between us and the government. Meetings with the mediator were held on June 11, 1999 and November 4, 1999.

         In April 1999, we filed several motions to dismiss the government's complaint in whole or in part as well as a motion to dismiss the relator from the case. The government and the relator replied to our motions in June, 1999 and we filed a reply in July, 1999. The court has not ruled on our motions.

         This qui tam action seeks three times the amount of damages caused to the United States by our submission of any alleged false claims to the government, civil penalties of not less than $5,000 nor more than $10,000 for each false claim, and attorneys' fees and costs.

Other Qui Tam Actions and Related Investigations

         In May 1998, we were informed that we were a defendant in another qui tam action involving home health services provided by two of our owned hospitals and alleging that we had violated Medicare laws. This action was filed under seal in June 1996 by a former employee, whom we fired in April 1996. The United States Attorney's Office gave us the opportunity to review the results of the government's investigations and discuss the allegations made in the action prior to the government making a decision to intervene as a plaintiff. The lawsuit remains under seal for all other purposes. We have cooperated fully with the United States Attorney's Office and provided additional information and made employees available for interviews. We are now engaged in preliminary settlement discussions with the government.

         As part of our ongoing discussions, we have learned from the same U.S. Attorney that there are two additional unrelated qui tam complaints against us alleging Medicare violations at one owned and two managed hospitals. Both matters remain under seal. We have not seen the complaint in either matter. The government has told us that it intends to investigate these allegations. We intend to cooperate with the government's investigation.

The Class and Derivative Actions

         In October and November 1998, some of our stockholders filed lawsuits against us in the U.S. District Court for the Middle District of Tennessee. In January 1999, the court consolidated these cases into a single lawsuit. (M.D. Tenn. No. 3-98-1004) The plaintiffs filed an amended complaint in March 1999. The plaintiffs seek to represent a class of plaintiffs who purchased our common stock from October 25, 1995 through October 21, 1998, except for our insiders and their immediate families. The consolidated complaint names us, several of our officers and one of our outside directors, as defendants.

         The complaint alleges that defendants violated the Securities Exchange Act of 1934. The plaintiffs claim that we materially inflated our net revenues during the class period by including in those net revenues amounts received from the settlement of cost reports that had allegedly been filed in violation of applicable Medicare regulations years earlier and that, because of this practice, this statement, which first appeared in our Form 10-K filed in September 1996, was false: "The Company believes that its owned hospitals are in substantial compliance with current federal, state, local, and independent review body regulations and standards." In May 1999, we filed a motion to dismiss the complaint. The plaintiffs have filed papers opposing the motion, and the judge has not yet ruled on the motion. We intend to defend vigorously the claims and allegations in this action.

         On November 2, 1998, a lawsuit was filed against us, all of our current directors and two former directors in the U.S. District Court for the Northern District of Alabama. On January 14, 1999, this suit was transferred by agreement of the parties to the U.S. District Court for the Middle District of Tennessee. (M.D. Tenn. No. 3-99-0055) On February 16, 1999, the defendants filed a motion to dismiss the original complaint. The court then granted the plaintiff permission to file a first amended complaint, which, when filed, mooted the original motion to dismiss. On April 30, 1999, the defendants moved to dismiss the first amended complaint. The court on July 1, 1999, granted plaintiff's motion for leave to file a second amended complaint and denied as moot the motion to dismiss the first amended complaint. The second amended complaint asserts four claims: a shareholders' derivative claim for breach of fiduciary duty, a shareholders' derivative claim for violations of the Racketeer Influenced and Corrupt Organizations Act, a shareholders' derivative claim for injunctive relief, and a purported class action claim for breach of fiduciary duty. As the basis for each of these claims, plaintiff alleges that the defendants in 1993 were aware that we were filing allegedly false cost reports and that the defendants "mandated" that the illegal acts continue in violation of applicable Medicare and Medicaid laws. The defendants have filed a motion to dismiss the second amended complaint. The plaintiff has responded to this motion, but the court has not yet ruled on this motion. All of the defendants plan to vigorously defend this litigation.

         It is too early to predict the effect or outcome of any of the ongoing investigations or the qui tam, class or stockholders' derivative actions, or whether any additional investigations or litigation will be commenced. If we are found to have violated federal or state laws relating to Medicare, Medicaid or other government programs, then we may be required to pay substantial fines and civil and criminal penalties. We also may be excluded from participating in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are substantial. We could be subject to substantial costs resulting from an adverse outcome of any of these actions. In an effort to promptly resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. Any one or more of these actions or costs could have a material adverse effect on our results of operations or financial position (See Note 9 - Contingencies in the Notes to Condensed Consolidated Financial Statements).

SELECTED OPERATING STATISTICS - OWNED HOSPITALS

         The following table sets forth operating statistics for our owned hospitals for each of the periods presented. Statistics for the three months ended September 30, 1999 include a full period of operations for twenty-one hospitals and the joint ventures in which we are minority investors. The results of the owned hospitals for the three months ended September 30, 1998 include three months of operations for eighteen hospitals and the joint ventures in which we are minority investors.

                                                 Three Months
                                                     Ended
                                                 September 30
                                            ----------------------
                                              1999          1998
                                            --------      --------
Number of hospitals                               21            18
Licensed beds                                  4,578         4,217
Beds in service                                3,959         3,461
Admissions                                    34,705        30,522
Average length of stay                           5.5           5.5
Patient days                                 190,340       168,994
Adjusted patient days                        328,857       295,678
Occupancy rate (licensed beds)                  45.2%         44.0%
Occupancy rate (beds in service)                52.3%         53.7%
Gross inpatient revenue (in thousands)      $430,227      $351,963
Gross outpatient revenue (in thousands)     $313,091      $263,844

RESULTS OF OPERATIONS

         The following table reflects the percentage of net operating revenue represented by various categories in our Condensed Consolidated Statements of Income for the three months ended September 30, 1999 and 1998.

                                               Three Months Ended
                                                  September 30
                                              -------------------
                                               1999         1998
                                              ------       ------
         Net operating revenue                 100.0%       100.0%
         Operating expenses (1)                 84.2         80.9
         Equity in earnings of affiliates       (0.5)        (1.4)
                                              ------       ------
         EBITDAR (2)                            16.3         20.5
         Leases and rentals                      2.1          1.8
                                              ------       ------
         EBITDA (2)                             14.2         18.7
         Depreciation and amortization           6.1          5.5
         Interest expense                        3.9          2.3
         Investigation and litigation
             related costs                       0.3           --
         Minority interest                      (0.1)         0.2
                                              ------       ------
         Income before income taxes              4.0         10.7
         Provision for income taxes              1.5          4.2
                                              ------       ------
         Net income                              2.5%         6.5%
                                              ======       ======

---------------
(1) Operating expenses represent expenses before leases and rentals, interest, minority interest, income taxes, depreciation and amortization expense, and investigation and litigation related costs.

(2) EBITDA represents earnings before interest, minority interest, income taxes, depreciation and amortization expense, and investigation and litigation related costs. EBITDAR represents EBITDA before leases and rentals. EBITDA and EBITDAR are commonly used as analytical indicators, and also serve as a measure of indebtedness capacity and debt service ability. We have included EBITDA and EBITDAR data because they are typically used by investors to measure a company's ability to service debt. EBITDA and EBITDAR should not be considered measures of financial performance under generally accepted accounting principles, and the items excluded from EBITDA and EBITDAR are significant components in understanding and assessing financial performance. EBITDA and EBITDAR should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA and EBITDAR are not measurements determined in accordance with generally accepted accounting principles and are susceptible to varying calculations, EBITDA and EBITDAR as presented may not be comparable to other similarly titled measures of other companies.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Net Operating Revenue. Net operating revenue was $431.3 million for the three months ended September 30, 1999, compared to $389.4 million for the three months ended September 30, 1998. This represents an increase of $41.9 million or 10.8%. We attribute this increase to (1) the acquisition of three hospitals in fiscal 1999, (2) the hospital contributed by Columbia/HCA in fiscal 1999 to a joint venture that we control and (3) a 0.5% increase in net operating revenue produced by same store hospitals. "Same store hospitals" was calculated by comparing the same periods in both fiscal periods for hospitals owned for one year or more. The increase in net operating revenue was partially offset by the sale of our Columbus hospital in fiscal 1999 and a 6.1% decrease in revenue from our hospital management services.

         We attribute the 0.5% same store net operating revenue increase principally to a 1.2% increase in same store admissions and price increases. Our same store net operating revenue would have increased more, except for (1) increased discounts to insurance and managed care companies and increased charity care (2) lower payments from the government under the Medicare program as a result of BBA 97, including reduced home health payments and (3) decreased estimated final settlements from the government under Medicare and Medicaid programs (Estimated third-party payor settlements are discussed under the caption "General").

         Operating Expenses. Operating expenses were $363.2 million for the three months ended September 30, 1999, compared to $314.7 million for the three months ended September 30, 1998. This represents an increase of $48.5 million or 15.4%. Operating expenses as a percentage of net operating revenue increased to 84.2% for the three months ended September 30, 1999 from 80.9% for the three months ended September 30, 1998. Operating expenses as a percentage of net operating revenue for our owned hospitals was 84.9% for the three months ended September 30, 1999, compared to 81.5% for the three months ended September 30, 1998. For our same store hospitals, operating expenses as a percentage of net operating revenue increased to 83.8% for the three months ended September 30, 1999, from 80.5% for the three months ended September 30, 1998. We attribute the same store hospital increase primarily to our overall difficulty in containing our costs in proportion to our revenue growth and increases in bad debt expense. During the three months ended September 30, 1999, we implemented cost containment programs at our hospitals and our corporate office to reduce costs and to mitigate the impact of salaries and wage rate pressures and increased costs associated with new technology and products. We believe our recent hospital computer conversions have contributed to our increase in bad debt expense.

         Equity in Earnings of Affiliates. Equity in earnings of affiliates represents our share of earnings from joint ventures in which we hold a minority interest. Equity in earnings of affiliates was $2.1 million for the three months ended September 30, 1999, compared to $5.3 million for the three months ended September 30, 1998, a decrease of $3.2 million. Equity in earnings of affiliates represented 0.5% of our net operating revenue for the three months ended September 30, 1999, compared to 1.4% of our net operating revenue for the three months ended September 30, 1998. This decrease was due primarily to a reduction in earnings at our Las Vegas joint venture.

         Leases and Rentals. Leases and rentals were $9.1 million for the three months ended September 30, 1999, compared to $7.1 million for the three months ended September 30, 1998, an increase of $2.0 million, or 27.0%. Leases and rentals as a percentage of net operating revenue increased to 2.1% for the three months ended September 30, 1999, compared to 1.8% for the three months ended September 30, 1998. This increase was due primarily to an increase in assets leased under our end loaded lease financing agreement in connection with hospital acquisitions in fiscal 1999.

         EBITDA. EBITDA for the three months ended September 30, 1999 was $61.1 million, compared to $72.9 million for the three months ended September 30, 1998, a decrease of $11.8 million or 16.1%. EBITDA as a percentage of net operating revenue was 14.2% for the three months ended September 30, 1999, compared to 18.7% for the three months ended September 30, 1998. EBITDA as a percentage of net operating revenue for our owned hospitals was 13.5% for the three months ended September 30, 1999, compared to 18.2% for the three months ended September 30, 1998. EBITDA as a percentage of net operating revenue for our same store hospitals was 14.4% for the three months ended September 30, 1999, compared to 17.7% for the three months ended September 30, 1998. EBITDA as a percentage of net operating revenue for our management services business was 21.7% for the three months ended September 30, 1999, compared to 23.7% for the three months ended September 30, 1998. We attribute the decrease in consolidated EBITDA principally to (1) the impact of BBA 97, managed care and decreased payor settlements (2) overall difficulties in containing our costs, including bad debt expense, in proportion to our revenue growth and (3) the decrease in equity in earnings of affiliates.

         Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 1999 was $26.2 million, compared to $21.3 million for the three months ended September 30, 1998, an increase of $4.9 million, or 22.9%. Depreciation and amortization expense as a percentage of net operating revenue increased to 6.1% for the three months ended September 30, 1999 from 5.5% for the three months ended September 30, 1998. The increase in depreciation and amortization as a percentage of net operating revenue was due principally to the opening of a replacement facility in Florence, South Carolina and capital costs associated with Year 2000.

         Interest Expense. Interest expense for the three months ended September 30, 1999 was $16.7 million, compared to $9.1 million for the three months ended September 30, 1998, an increase of $7.6 million, or 83.2%. Interest expense as a percentage of net operating revenue increased to 3.9% for the three months ended September 30, 1999 from 2.3% for the three months ended September 30, 1998. The increase was due principally to (1) additional borrowings related to fiscal 1999 acquisitions, share repurchases, and the opening of the replacement facility in fiscal 1999, (2) an increase in interest rates and (3) the termination of two interest rate swap agreements during the three months ended September 30, 1998.

         Investigation and Litigation Related Costs. For the three months ended September 30, 1999, we incurred investigation and litigation related costs of approximately $1.1 million.

         Minority Interest Income and Expense. Minority interest income was $0.3 million for the three months ended September 30, 1999, compared to expense of $0.6 million for the three months ended September 30, 1998, a change of $0.9 million. Minority interest income as a percentage of net operating revenue was 0.1% for the three months ended September 30, 1999, compared to expense of 0.2% for the three months ended September 30, 1998. We attribute this change primarily to two markets, one of which is newly acquired and has low volumes and one with increased bad debt expense.

         Income Taxes. The provision for income taxes for the three months ended September 30, 1999 was $6.8 million compared to $16.4 million for the three months ended September 30, 1998, a decrease of $9.5 million, or 58.3%. The provision for income taxes as a percentage of net operating revenue decreased to 1.5% for the three months ended September 30, 1999, from 4.2% for the three months ended September 30, 1998. Our effective income tax rate was 39.1% for both periods.

         Net Income. Net income for the three months ended September 30, 1999 was $10.6 million, compared to $25.5 million in fiscal 1998, a decrease of $14.9 million, or 58.3%. Net income as a percentage of net operating revenue was 2.5% for the three months ended September 30, 1999, compared to 6.5% for the three months ended September 30, 1998. Excluding investigation and litigation related costs, net income as a percentage of net operating revenue was 2.6% for the three months ended September 30, 1999, compared to 6.5% for the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, our working capital was $230.3 million. Our ratio of current assets to current liabilities was 2.1 to 1.0 at September 30, 1999 and June 30, 1999.

         Our principal sources of cash are net cash provided by operating activities and cash available under our bank revolving line of credit facility. Our principal uses of funds are hospital acquisitions, capital expenditures, payments of principal and interest on our long-term debt and share repurchases.

         The billing and collection of accounts receivable by hospitals is very difficult because of the complexity of the Medicare and Medicaid regulations, increases in managed care, hospital personnel turnover including business office managers, computer system conversions by hospital and government authorities, dependence of hospitals on physician documentation of medical records, and the subjective judgement involved in submitting Medicare and

Medicaid bills. There can be no assurance that this complexity will not negatively impact our future cash flow or results of operations.

Three Months Ended September 30, 1999 Cash Flows Compared To Three Months Ended September 30, 1998 Cash Flows

         Cash provided by operating activities totaled $48.7 million for the three months ended September 30, 1999, compared to $31.0 million for the three months ended September 30, 1998, an increase of $17.7 million, or 57.1%. This increase was due primarily to increased cash collections on accounts receivable and $14.2 million in cash distributions received from our Macon and Las Vegas joint ventures. This increase was partially offset by higher tax payments and payments on accounts payable for the three months ended September 30, 1999 over the three months ended September 30, 1998.

Capital Expenditures

         Capital expenditures excluding acquisitions for the three months ended September 30, 1999 totaled $22.0 million. We expect to make routine capital expenditures, including Year 2000 capital costs, for fiscal 2000 of approximately $100 million before acquisitions of hospitals and affiliated health care entities.

         Capital expenditures excluding acquisitions for the three months ended September 30, 1998 totaled $31.0 million. These capital expenditures consisted of the construction of a replacement hospital and two medical office buildings in Florence, South Carolina of approximately $11.0 million and routine capital expenditures in the amount of $20.0 million.

Capital Resources

         Our revolving credit facility consists of an $850.0 million secured credit facility expiring November 26, 2002, which coincides with the expiration date of the end loaded lease facility. On November 26 of each year, we can request an incremental one-year extension, which is subject to approval of all of the lenders. The credit facility bears interest at our option at generally the lender's base rate, swing-line rate or a fluctuating rate ranging from .55 to 1.55 percentage points above LIBOR. Also, we pay a facility fee ranging from
 .20 to .45 percentage points on the commitment. The interest rate margins and facility fee rates are based on our leverage ratio. Substantially all stock of our subsidiaries has been pledged under the terms of the credit facility. We may prepay the amount outstanding at any time. At October 31, 1999, we had $287.5 million available under our credit facility.

         We also have a $150.0 million end loaded lease financing agreement to provide a financing option for acquisition and/or construction. This agreement provides for interest rate margins and facility fee rates that are substantially similar to those under our credit facility. Under this agreement, we have guaranteed all lease payments, including contingent lease payments, of up to 85% of the amount utilized under this agreement. At October 31, 1999, $5.3 million was available under this agreement.

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

         Sale of Convertible Subordinated Debentures. On August 31, 1999, we issued $150.0 million of convertible subordinated debentures due 2009 to Welsh, Carson, Anderson & Stowe, VIII, LP and certain WCAS VIII affiliates, including Russell L. Carson, Chairman of our Board of Directors. We sold the debentures for cash at their face value. The debentures bear interest at 6.0% per annum. Interest is payable quarterly. The debentures are convertible into common shares at a conversion price of $11.25 per share. The debentures will automatically convert at any time after three years if the average of the closing price of our stock over any 90 day period is more than 150% of the conversion price. We can call the debentures at par after August 31, 2001. In the event of a merger, consolidation or sale of more than 50% of our assets, the holder of the debentures has the option to have the debentures prepaid in full. The debentures have antidilution protection, including, under certain circumstances, issuance of common stock below the then applicable conversion price. The shares into which the debentures are convertible have certain voting restrictions and must be held for a two-year period beginning August 1999. The debentures are subordinated in right of payment to all our debt. We did not register the debentures under the Securities Act of 1933. The sale of the debentures was exempt from registration under Section 4(2) of the Securities Act because it was a privately negotiated transaction and did not involve a public offering. We used the proceeds to reduce our outstanding debt under our revolving credit facility.

         The credit facilities governing our revolving line of credit and subordinated notes contain certain financial covenants including but not limited to a limitation on debt levels, the prohibition of dividend payments and other distributions and restrictions on investments, repurchases of common stock, asset dispositions, the ability to merge or consolidate with or transfer assets to another entity, and the maintenance of various financial ratios, including a net worth ratio, a fixed charge ratio and a leverage ratio.

         From October 1 through November 3, 1999 we repurchased 2.6 million shares of our common stock for an aggregate purchase price of $17.3 million. We repurchased all of these shares in open market transactions. There are approximately 1.8 million shares remaining for repurchase under the existing five-million-share repurchase program authorized in October 1998.

         As of October 31, 1999, there were 5.8 million options outstanding with a weighted average exercise price of $9.60. In March 1999, our board of directors approved a plan to allow all employees to exchange "underwater" stock options. These stock options had exercise prices higher than the market price of our common stock. Based on the exchange, we canceled 5.2 million options at exercise prices ranging from $12.09 to $33.06 and issued 3.6 million options at an exercise price of $9.00. The effect was to reduce the number of options held to offset the benefit of a lower exercise price. The estimated economic value of the grants was generally unchanged as a result of the exchange. Under the proposed interpretation of APB Opinion No. 25, repriced options would receive variable-award accounting. Should we be required to apply variable-award accounting to the repriced options, such options will vest and terminate thirty days after we give notice to our employees. Variable award accounting will be eliminated after the option termination date. During this thirty day period, variable award accounting could cause an increase in our compensation expense.

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

         The health care industry is labor intensive. This means that our owned hospitals need many employees, who we pay salaries and other benefits. These salaries and benefits increase during periods of inflation and shortages of qualified potential employees. In addition, our suppliers pass along rising costs to us in the form of higher prices. As discussed earlier, for the three months ended September 30, 1999, we were not able to contain our costs in proportion to our revenue growth. We cannot assure you that we will be able to offset or control future cost increases.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50%-75% of our debt at a fixed rate, either by borrowing on a long-term basis or entering into interest rate swaps. Interest rate swaps are contracts which allow us to periodically exchange fixed and floating interest rate payments over the life of the agreements.

Floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time we execute the swap agreement. Our policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. Some of our swap agreements allow the counter party a one-time option at the end of the initial term to cancel the agreement or a one-time option at the end of the initial term to extend the swaps for an incremental period of up to five years. If our counter parties do not comply with their obligations under our financial instruments, we may suffer losses. Our counter parties are creditworthy financial institutions and we anticipate that they will be able to fully satisfy their obligations under the contracts. For the three months ended September 30, 1999 and 1998, we received a weighted average rate of 5.2% and 5.7% and paid a weighted average rate of 5.9% and 5.8%, respectively.

         The following table presents information about our market-sensitive financial instruments, including long-term debt and interest rate swaps as of September 30, 1999. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date (assuming the options to extend or cancel are not exercised) and weighted average interest rates based on rates in effect at September 30, 1999. The fair values of long-term debt and interest rate swaps were determined based on quoted market prices at September 30, 1999 for the same or similar issues.

                    Maturity Date, Fiscal Year Ending June 30
                              (Dollars in millions)

                                                                                                September 30,
                                                                                                    1999
                                                                              There-            Fair Value of
                          2000      2001      2002       2003       2004      after     Total    Liabilities
                         ------    ------    ------     ------     ------     ------    ------   -----------
Long-term debt:
Fixed rate long-term
   debt                  $  0.7    $  0.8    $  0.6    $   0.6     $  0.6     $301.6    $304.9     $291.4
Average interest rates      7.6%      7.7%      7.7%       7.7%       7.8%       7.4%
Variable rate long-
   term debt                                           $ 539.7                          $539.7     $539.7
Average interest rates                                     6.5%

Interest rate swaps:
Pay fixed/receive
 variable notional
 amounts                                                $400.0                          $400.0     $ (1.3)
Average pay rate                                           5.9%
Average receive rate                                       5.5%

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

         Financial Application Software and Hardware - Owned Hospitals. Third parties supply and support the financial application software used in our owned hospitals in such areas as patient accounting and financial reporting. We use very little in-house developed software. Nineteen hospitals have been advised by the manufacturers of our financial software systems that such software is substantially Year 2000 compliant. We have scheduled an upgrade of the financial systems for the two remaining hospitals (which share one system) to be completed by early December 1999.

         The vendors of our owned hospitals' financial application software have tested the standard versions of their software. We have discussed with the vendors their testing procedures and test results, and considered their written representation of Year 2000 compliance. We believe that the vendors have sufficiently tested the standard software. Some of our hospitals have customized the standard software. We have reviewed these customizations, and we believe they will not adversely affect the basic operations of the standard software. In addition, all of our hospitals have interfaces which permit information to be transferred among different software programs and computer equipment. We have completed an evaluation of these interfaces, and we believe that no further testing or remediation is required.

         Clinical and Other Software and Hardware - Owned Hospitals. We also use clinical software and hardware such as laboratory and pharmacy systems and related computer equipment in our owned hospitals. We have substantially completed testing and validation of all computer equipment which we have designated as Tier 1 systems. For Tier 1 clinical software and hardware which cannot be tested without taking it out of service, we have followed a process similar to that outlined above for verifying Year 2000 readiness for financial application software. We believe that approximately 95% of the Tier 1 systems requiring Year 2000 validation are Year 2000 compliant. We currently expect to complete remediation of the remaining 5% by the end of 1999. We have verified with the manufacturer the Year 2000 status of over 75% of our Tier 2 software and hardware. The remaining Tier 2 items consist primarily of personal computers and related software and hardware. These items are scheduled to be validated, and remediated where necessary, by the end of 1999.

         Biomedical Equipment and Building Infrastructure - Owned Hospitals. We have substantially completed testing and validation of all Tier 1 biomedical equipment. We have not tested devices where the manufacturer has advised us against testing such equipment and represented Year 2000 compliance in writing. We believe that approximately 98% of the Tier 1 devices requiring Year 2000 validation are now Year 2000 compliant. We currently expect to complete remediation for the remaining 2% by the end of 1999. Our policy is that we will not use any Tier 1 biomedical device without reasonable assurance that it will perform properly in light of the Year 2000 problem. Such assurance may take the form of testing, vendor assurances of Year 2000 compliance or, where feasible, developing a work around procedure for the device in case of a possible malfunction. We believe that approximately 96% of our Tier 2 biomedical equipment is Year 2000 compliant. The remaining 4% is scheduled to be validated, and remediated where necessary, by the end of 1999.

         We have substantially completed testing and validation of all Tier 1 building infrastructure components of our owned hospitals. Remediation has been ongoing during the testing phase. We believe that approximately 96% of the Tier 1 components requiring Year 2000 validation are now Year 2000 compliant (revised from our earlier expectation of reaching 99% by October 1999). We currently expect the remaining 4% (comprising 16 components) to be completed by early December 1999. We believe that approximately 90% of the Tier 2 building infrastructure components are Year 2000 compliant. The remaining 10% is scheduled to be validated, and remediated if necessary, by the end of 1999.

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

Reliance on Third Parties

         We rely heavily on third parties in operating our business. In addition to our reliance on software, hardware and other equipment vendors to verify the Year 2000 compliance of their products, we also depend on (1) fiscal intermediaries which process claims and make payments for the Medicare and Medicaid programs, (2) insurance companies, managed care entities and other third party payors, (3) third party processors which submit our Medicare claims for payment, (4) utilities which provide electricity, water, gas and telephone services and (5) vendors of medical supplies and pharmaceuticals used in patient care. We are contacting the most critical third parties to determine whether they believe they are Year 2000 compliant and if not, the extent to which our operations may be adversely affected. We will modify contingency plans as necessary. In its June 30, 1999 Quarterly Progress Report, the Health Care Financing Administration stated that all of its 25 internal mission critical systems and 75 mission critical external claims processing systems were Year 2000 compliant. We are seeking assurances from fiscal intermediaries, third party claims processors, and other payors that their systems are Year 2000 compliant. Substantially all payors representing 10% or more of each owned hospital's revenues have provided assurance that they are Year 2000 compliant. We expect this process to continue through the remainder of 1999. We cannot assure you that the systems or products of third parties on which we rely will be converted on a timely basis or that their failure to become Year 2000 compliant would not have a material adverse effect on our results of operations or financial condition.

Costs to Address Year 2000 Issue

         We currently estimate that the total cost to implement our Year 2000 strategy will be about $20.0 million. This does not include payroll costs for certain internal employees because we do not separately track these costs. It also does not include the costs of implementing contingency plans, if required. We incurred approximately $2.7 million in operating costs and $5.4 million in capital costs during the first six months of calendar 1999. We also incurred $0.5 million in operating costs and $0.7 million in capital costs during the three months ended September 30, 1999. Prior to this time, we were not able to reasonably estimate our Year 2000 costs incurred. We believe that 90% to 95% of the remaining costs will be capital costs. We set aside a portion of our fiscal 2000 capital budget as Year 2000 costs and expect that substantially all of our Year 2000 capital costs can be accommodated within our budget. All cost estimates are preliminary and are expected to be revised as the project progresses. There can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated.

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

Contingency Plans

         We have developed contingency plans in all of our owned hospitals and corporate office that we believe will reduce disruption in service that may be caused by the Year 2000 problem. As part of our contingency plan, each of our owned hospitals has a disaster plan, which we review regularly. These disaster plans are designed to enable the hospital to continue to function during natural disasters and other crises. The plans contemplate moving patients to other facilities if the hospital is not able to continue to care for them. In some cases, we may not be able to develop contingency plans which allow the hospital to continue to operate. For example, the affected hospital may not be able to secure supplies of fuel to operate its backup generators if electrical supplies fail for an extended period. We have reviewed, revised and are now undergoing a second review of our owned hospital contingency plans. We plan to test our contingency plans in November 1999. Outcomes of the test will be used to improve our contingency plans.

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

GENERAL

         We received from the Medicare and Medicaid programs approximately 54% and 55% of gross patient service revenue for the years ended June 30, 1999 and 1998, respectively.

         Under BBA 97, there were no increases in the inpatient operating payment rates to acute care hospitals for services from October 1, 1997 through September 30, 1998. Inpatient operating payment rates increased 0.5% for October 1, 1998 through September 30, 1999 and 1.1% for October 1, 1999 through September 30, 2000. These increases are less than inflation and subsequent increases are also expected to be less than inflation. Also, the threshold to qualify for additional payments for treating costly inpatient cases (outliers) increased, resulting in decreased payments to hospitals effective October 1, 1999. BBA 97 reduced inpatient capital payments in the aggregate by approximately 15% effective October 1, 1997. Payments for Medicare outpatient services, home health services and skilled nursing facility services historically have been paid based on costs, subject to certain adjustments and limits. BBA 97 requires that the payment for those services be converted to prospective payment systems (PPS). PPS for skilled nursing facilities began for cost reporting periods beginning on and after July 1, 1998. The Health Care Financing Administration's current plan is to implement PPS for outpatients by July 1, 2000 and for home health on October 1, 2000.

         We experienced reductions in payments for outpatient services and home health visits because of changes in Medicare payments during the interim period prior to implementation of PPS. We also experienced reductions in payments under PPS for skilled nursing facilities. The reduction in home health payments resulted in a decline in our home health volumes of 14.1% and 53.4% for the three months ended September 30, 1999 and September 30, 1998, respectively, compared to the prior year periods. In response to BBA 97, we have consolidated certain home health agencies and skilled nursing facilities, reduced costs at our home health agencies and skilled nursing facilities and ceased admitting patients to skilled nursing facilities at two hospitals.

         The federal government now estimates that BBA 97 will reduce health care spending by approximately double the government's original estimate. BBA 97 has reduced our ability to maintain our historical rate of net revenue growth and operating margins. We believe the most significant payment reductions were phased in by October 1, 1998. BBA 97 and further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and our hospitals. We expect continuing pressure to limit expenditures by governmental health care programs.

         We are continuing to experience an increase in managed care. Managed care includes indemnity insurance and employer plans which pay less than full charges, health maintenance organizations, preferred provider organizations and various other forms of managed care. An increasing number of payors are actively negotiating amounts paid to hospitals, which are lower than the hospitals' standard rates. Additionally, some managed care payors pay less than the negotiated rate which, if undetected, results in lower net revenues. To assist the owned hospital management teams in evaluating and negotiating contracts and obtaining better pricing, we employ managed care experts. In several markets, we have canceled contracts with PPOs who allow discounts we believe are not justified. We are reviewing other markets for similar activity. Additionally, we plan to install managed care information systems in our owned hospitals during calendar year 2000 to improve the information available to management and to help ensure that we are paid at the contracted amounts. The trend toward managed care has and may continue to adversely affect our ability to grow net operating revenue and improve operating margins.

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

         Outpatient revenue of our owned hospitals was approximately 42.1% and 42.8% of gross patient service revenue for the three months ended September 30, 1999 and 1998, respectively.

         Until fiscal 1999, our historical financial trend has been favorably impacted by our ability to successfully acquire acute care hospitals. During fiscal 1999, our recent acquisitions were affected by many of the same issues as our same store hospitals. As a result, the financial performance of our recent acquisitions adversely affected our operating margin and results of operations. We face competition in acquiring hospitals from a number of well-capitalized organizations. Recent national studies indicate that acute care hospital margins peaked in 1998 and are expected to decline for the next several years. The pricing expected by hospital sellers may not yet reflect lower margins. Additionally, some hospitals are sold through an "auction" process, which may result in competitors paying higher prices for those properties than we believe is reasonable. The Year 2000 problem may reduce the number of suitable hospital acquisition candidates. Many states have implemented review processes by the Attorneys General of not-for-profit hospital acquisitions, resulting in delays to close an acquisition. We believe that trends in the health care industry described above may create possible future acquisition opportunities. In light of changes in payments from Medicare and managed care payors, increased pricing pressures for acquired hospitals and the substantial number of transactions completed in fiscal 1999, we intend to be selective in pursuing acquisitions. There can be no assurances that we can continue to grow through hospital acquisitions and successfully integrate acquired hospitals into our system.

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

         The IRS is examining our federal income tax returns for fiscal years 1993 through 1998. The IRS has proposed to adjust our federal income tax returns for fiscal years 1993 through 1995. The most significant adjustments relate to how we compute bad debt expense and how we value property, plant and equipment of hospitals we acquire and their related depreciable lives. We have protested substantially all of the proposed adjustments through the appeals process of the IRS. In our opinion, the ultimate outcome of the IRS examinations will not have a material effect on our results of operations or financial condition.

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

         On March 31, 1999, the FASB released a proposed interpretation of APB Opinion No. 25 "Accounting for Certain Transactions involving Stock Compensation". This proposed interpretation requires variable-award accounting for repriced stock options. This proposed interpretation would be effective upon issuance. The expected issuance date has been delayed to the first calendar quarter of 2000. The interpretation would generally cover events that occur after December 15, 1998. No adjustments would be made to financial statements for periods prior to the effective date and no expense would be recognized for any additional compensation costs attributable to periods before the effective date (See "Capital Resources" for a discussion of our option repricing completed in March 1999).

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The information contained in Part I, Item 2 "Management's Discussion and Analysis", under the caption "Litigation", is incorporated by reference in its entirety into this Item 1.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Sales of Unregistered Securities.

         The information contained in Part I, Item 2 "Management's Discussion and Analysis", under the paragraph captioned "Sale of Convertible Subordinated Debentures", is incorporated by reference in its entirety into this Item 2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The exhibits filed as part of this Report are listed in the Index to Exhibits immediately following the signature page.

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUORUM HEALTH GROUP, INC.

Date: November 12, 1999                 By: /s/ Terry A. Rappuhn
                                            ------------------------------------
                                            Terry A. Rappuhn
                                            Senior Vice President/
                                            Chief Financial Officer

                                  Exhibit Index

Exhibit No.
-----------

    27            Financial Data Schedule