Form 10-Q
period 1999-12-31
QUORUM HEALTH GROUP INC
filed 2000-02-14
CIK 854694

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 1999

                                       OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                               ---------------    -------------------


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

Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at February 4, 2000
-----                                          -------------------------------
Common Stock, $.01 Par Value                          70,729,494 Shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                                          Three Months
                                                       Ended December 31
                                                   ------------------------
                                                     1999           1998
                                                   ---------      ---------
Revenue:
     Net patient service revenue                   $ 397,398      $ 349,335
     Hospital management/professional services        20,278         20,798
     Reimbursable expenses                            15,178         15,944
                                                   ---------      ---------
Net operating revenue                                432,854        386,077

Salaries and benefits                                180,616        169,610
Reimbursable expenses                                 15,178         15,944
Supplies                                              63,388         56,044
Fees                                                  38,626         38,324
Other operating expenses                              32,292         30,608
Provision for doubtful accounts                       29,250         32,887
Equity in earnings of affiliates                      (2,764)        (4,942)
Leases and rentals                                     9,255          8,146
Depreciation and amortization                         27,047         23,134
Interest                                              16,883         12,743
Write-down of assets and investigation and
     litigation related costs                          1,836         30,976
Minority interest                                        542         (5,167)
                                                   ---------      ---------
Income (loss) before income taxes                     20,705        (22,230)
Provision (benefit) for income taxes                   8,096         (3,488)
                                                   ---------      ---------
Net income (loss)                                  $  12,609      $ (18,742)
                                                   =========      =========
Earnings (loss) per share:
   Basic                                           $    0.18      $   (0.26)
                                                   =========      =========
   Diluted                                         $    0.17      $   (0.26)
                                                   =========      =========
Weighted average shares outstanding:
   Basic                                              70,881         72,839
                                                   =========      =========
   Diluted                                            84,364         72,839
                                                   =========      =========



                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                                           Six Months
                                                       Ended December 31
                                                   ------------------------
                                                     1999           1998
                                                   ---------      ---------
Revenue:
     Net patient service revenue                   $ 794,042      $ 701,794
     Hospital management/professional services        39,832         41,590
     Reimbursable expenses                            30,265         32,054
                                                   ---------      ---------
Net operating revenue                                864,139        775,438

Salaries and benefits                                358,855        327,456
Reimbursable expenses                                 30,265         32,054
Supplies                                             125,460        107,363
Fees                                                  77,097         73,495
Other operating expenses                              62,042         57,031
Provision for doubtful accounts                       68,860         60,683
Equity in earnings of affiliates                      (4,888)       (10,267)
Leases and rentals                                    18,312         15,275
Depreciation and amortization                         53,246         44,459
Interest                                              33,613         21,876
Write-down of assets and investigation and
     litigation related costs                          2,934         30,976
Minority interest                                        193         (4,593)
                                                   ---------      ---------
Income before income taxes                            38,150         19,630
Provision for income taxes                            14,917         12,879
                                                   ---------      ---------
Net income                                         $  23,233      $   6,751
                                                   =========      =========
Earnings per share:
     Basic                                         $    0.32      $    0.09
                                                   =========      =========
     Diluted                                       $    0.31      $    0.09
                                                   =========      =========
Weighted average shares outstanding:
     Basic                                            72,049         74,216
                                                   =========      =========
     Diluted                                          81,116         75,334
                                                   =========      =========



                            See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (In thousands)

                                                     December 31      June 30
                                                         1999           1999
                                                      ----------     ----------
ASSETS

Current assets:
   Cash                                               $   11,842     $   22,258
   Accounts receivable, less allowance for
     doubtful accounts of $87,187 at
     December 31, 1999 and $83,896 at
     June 30, 1999                                       338,085        332,312
   Supplies                                               40,872         39,003
   Other                                                  59,773         46,838
                                                      ----------     ----------
     Total current assets                                450,572        440,411

Property, plant and equipment, at cost:
   Land                                                   89,736         88,157
   Buildings and improvements                            443,264        435,525
   Equipment                                             627,909        584,017
   Construction in progress                               27,256         24,875
                                                      ----------     ----------
                                                       1,188,165      1,132,574

   Less accumulated depreciation                         344,709        297,454
                                                      ----------     ----------
                                                         843,456        835,120

Cost in excess of net assets acquired, net               227,488        226,038
Investments in unconsolidated entities                   243,717        259,709
Other                                                     94,371         70,670
                                                      ----------     ----------
     Total assets                                     $1,859,604     $1,831,948
                                                      ==========     ==========

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                     December 31      June 30
                                                         1999           1999
                                                      ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses              $   94,131     $   96,904
   Accrued salaries and benefits                          76,595         72,558
   Other current liabilities                              31,956         34,841
   Current maturities of long-term debt                      971            913
                                                      ----------     ----------
       Total current liabilities                         203,653        205,216

Long-term debt, less current maturities                  892,219        872,213
Deferred income taxes                                     33,422         33,422
Professional liability risks and other
   liabilities and deferrals                              40,472         36,456
Minority interests in consolidated entities               59,187         59,975

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value;
       300,000 shares authorized; 70,608
       issued and outstanding at December 31,
       1999 and 73,166 at June 30, 1999                      706            732
   Additional paid-in capital                            236,491        253,714
   Retained earnings                                     393,454        370,220
                                                      ----------     ----------
                                                         630,651        624,666
                                                      ----------     ----------
       Total liabilities and stockholders' equity     $1,859,604     $1,831,948
                                                      ==========     ==========





                            See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                Six Months
                                                            Ended December 31
                                                        ------------------------
                                                           1999           1998
                                                        ---------      ---------
Net cash provided by operating activities               $  73,913      $  52,063

Investing activities:
   Purchase of acquired companies, net of
      working capital settlements                         (20,448)      (165,455)
   Purchase of property, plant and equipment              (57,328)       (72,153)
   Other                                                      553           (750)
                                                        ---------      ---------
Net cash used in investing activities                     (77,223)      (238,358)

Financing activities:
   Borrowings under bank debt                             186,700        405,500
   Repayments of bank debt                               (316,200)      (174,900)
   Borrowing under convertible subordinated
      debentures                                          150,000             --
   Change in outstanding checks and overnight
      investment                                           (8,352)         4,785
   Repurchases of common stock                            (17,646)       (48,102)
   Other                                                   (1,608)       (13,374)
                                                        ---------      ---------
Net cash (used in) provided by financing activities        (7,106)       173,909
                                                        ---------      ---------
Decrease in cash                                          (10,416)       (12,386)
Cash at beginning of period                                22,258         17,549
                                                        ---------      ---------
Cash at end of period                                   $  11,842      $   5,163
                                                        =========      =========

Supplemental cash flow information:
   Interest paid                                        $ (32,739)     $ (19,725)
                                                        =========      =========
   Income taxes paid                                    $ (18,427)     $ (28,936)
                                                        =========      =========






                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Quorum Health Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

On March 31, 1999, the FASB released a proposed interpretation of APB Opinion No. 25 "Accounting for Certain Transactions involving Stock Compensation." This proposed interpretation requires variable-award accounting for repriced stock options. The FASB expects this proposed interpretation to be effective on July 1, 2000. The interpretation would generally cover events that occur after December 15, 1998. No adjustments would be made to financial statements for periods prior to the effective date and no expense would be recognized for any additional compensation costs attributable to periods before the effective date.

3.  ACQUISITIONS, JOINT VENTURES AND SALES

Effective December 1, 1999, the Company acquired Caylor-Nickel Medical Center in Bluffton, Indiana.

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

Hospital and affiliated business acquisitions are summarized as follows (in thousands):

                                         SIX MONTHS ENDED
                                            DECEMBER 31
                                      -----------------------
                                        1999           1998
                                      --------      ---------
Fair value of assets acquired         $ 23,865      $ 180,974
Fair value of liabilities assumed       (3,417)       (15,519)
                                      --------      ---------
Net cash used for acquisitions        $ 20,448      $ 165,455
                                      ========      =========

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

The following unaudited pro forma results of operations give effect to the operations of the joint venture and the entities acquired and sold in fiscal 2000 and 1999 as if the respective transactions had occurred at the beginning of the period presented (in thousands, except per share data):

                               Three Months                 Six Months
                                   Ended                       Ended
                                December 31                 December 31
                        -------------------------    -------------------------
                            1999          1998           1999          1998
                        -----------   -----------    -----------   -----------
Net operating revenue   $   437,615   $   416,435    $   875,042   $   853,665
Net income                   12,713       (16,569)        23,526         8,063
Earnings per share:
 Basic                         0.18         (0.23)          0.33          0.11
 Diluted                       0.17         (0.23)          0.31          0.11

The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the periods presented or to project the Company's results of operations in any future period.

4.  LONG-TERM DEBT

On August 31, 1999, the Company issued $150.0 million of convertible subordinated debentures due 2009 to Welsh, Carson, Anderson & Stowe, VIII, LP and certain WCAS VIII affiliates, including Russell L. Carson, Chairman of the Company's Board of Directors. The debentures were sold for cash at their face value. The debentures bear interest at 6.0% per annum. Interest is payable quarterly. The debentures are convertible into common shares at a conversion price of $11.25 per share. The debentures will automatically convert at any time after three years if the average of the closing price of the Company's stock over any 90 day period is more than 150% of the conversion price. The debentures are callable at the Company's option at any time after August 31, 2001. In the event of a merger, consolidation or sale of more than 50% of the Company's assets, the holder of the debentures has the option to have the debentures prepaid in full. The debentures have antidilution protection, including, under certain circumstances, issuance of common stock below the then applicable conversion price. The shares into which the debentures are convertible have certain voting restrictions and must be held until August 2001. The debentures are subordinated in right of payment to all debt. The proceeds were used to reduce the Company's outstanding debt under its revolving credit facility.

5.  WRITE-DOWN OF ASSETS AND INVESTIGATION AND LITIGATION RELATED COSTS

The Company incurred write-down of assets and investigation and litigation related costs as follows (in thousands):

                                            Three Months           Six Months
                                                Ended                 Ended
                                             December 31           December 31
                                         ------------------     ------------------
                                          1999        1998       1999        1998
                                         ------     -------     ------     -------
Investigation and litigation related
   costs                                 $1,836     $ 1,102     $2,934     $ 1,102
Write-down of assets                         --      29,874         --      29,874
                                         ------     -------     ------     -------
Total                                    $1,836     $30,976     $2,934     $30,976
                                         ======     =======     ======     =======

Investigation and litigation related costs related primarily to the qui tam and shareholder actions against the Company (See Note 9).

During the three months ended December 31, 1998, the Company recorded $25.6 million intangible asset write-downs relating to certain physician practices and a $4.3 million write-down of assets primarily related to Park Medical Center which was subsequently sold. The write-down of assets resulted primarily from
(1) the review of expected future cash flows of the Company's physician practices and (2) the write-down of the carrying value of Park Medical Center to estimated fair value based on divestiture negotiations. The Company's review of its physician practices was a result of recent changes in the physician practice management industry and the accumulation of sufficient historical financial information as a basis for changing estimated future cash flows.

6.  INCOME TAXES

The provision for income taxes for the three months and six months ended December 31, 1999 and 1998 is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes due to permanent differences and the provision for state income taxes.

7.  EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, and the effect of dilutive securities which are convertible subordinated debentures and stock options. Outstanding options to purchase 5.6 million and 5.7 million shares of common stock for the three months ended December 31, 1999 and 1998, respectively, and 4.9 million and 3.8 million shares of common stock for the six months ended December 31, 1999 and 1998, respectively, were not included in the computation of earnings per share because the options' exercise prices were greater than the average market price of the common stock (See Note 8).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                    THREE MONTHS          SIX MONTHS
                                                        ENDED                ENDED
                                                     DECEMBER 31          DECEMBER 31
                                                  ------------------    -----------------
                                                   1999       1998       1999      1998
                                                  -------   --------    -------   -------
Numerator:
   Net income (loss)                              $12,609   $(18,742)   $23,233   $ 6,751
   Interest expense on convertible subordinated
         debentures, net of taxes                   1,370         --      1,827        --
                                                  -------   --------    -------   -------
   Numerator for dilutive earnings (loss)
         per share                                $13,979   $(18,742)   $25,060   $ 6,751
                                                  =======   ========    =======   =======
Denominator:
   Shares used for basic earnings
         per share                                 70,881     72,839     72,049    74,216
   Effect of dilutive securities:
         Convertible subordinated debentures       13,333         --      8,889        --
         Stock options                                150         --        178     1,118
                                                  -------   --------    -------   -------
   Shares used for dilutive earnings
         per share                                 84,364     72,839     81,116    75,334
                                                  =======   ========    =======   =======
Basic earnings (loss) per share                   $  0.18   $  (0.26)   $  0.32   $  0.09
                                                  =======   ========    =======   =======
Diluted earnings (loss) per share                 $  0.17   $  (0.26)   $  0.31   $  0.09
                                                  =======   ========    =======   =======

8.  STOCKHOLDERS' EQUITY AND STOCK BENEFIT PLANS

As of December 31, 1999, there were 6.2 million stock options outstanding with a weighted average exercise price of $9.50. In March 1999, the Company's board of directors approved a plan to allow employees to exchange "underwater" stock options. These stock options had exercise prices higher than the market price of the Company's common stock. Based on the exchange, the Company canceled 5.2 million options at exercise prices ranging from $12.09 to $33.06 and issued 3.6 million options at an exercise price of $9.00. The effect was to reduce the number of options held to offset the benefit of a lower exercise price. The estimated economic value of the grants was generally unchanged as a result of the exchange. Under the proposed interpretation of APB Opinion No. 25, repriced options would have variable-award accounting (See Note 2). Should the Company be required to apply variable-award accounting to the repriced options, the options under the terms of the option grant will vest and terminate thirty days after the Company gives notice to the employees. Variable-award accounting for the repriced options will be eliminated after the option termination date.

During the three months ended December 31, 1999, the Company repurchased 2.7 million shares of common stock for an aggregate purchase price of $17.6 million. All of these shares were purchased in open market transactions. There are approximately 1.7 million shares remaining for repurchase under the existing 5.0 million share stock repurchase program authorized in October 1998.

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

Impact of Year 2000

The Company's owned hospitals and corporate office have not experienced any significant adverse consequences as a result of the Year 2000 issues.

The Company is not aware of any significant adverse consequences experienced by the Company's managed hospitals as a result of the Year 2000 issues. The Company believes that it is not responsible for ensuring Year 2000 compliance by its managed hospitals, but the Company cannot provide assurance that its managed hospitals will not seek to hold it responsible, or that it will not ultimately be found liable, for any losses they incur arising out of the Year 2000 problem.

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

The February 24, 1999 complaint alleges that the Company, on behalf of hospitals it managed between 1985 and 1995 and hospitals it owned from 1990 to the date of the complaint, violated the False Claims Act by filing false Medicare cost reports. The government asserts that the false claims in the cost reports are reflected in "reserve analyses" created by the Company. The complaint also alleges that these cost report filings were prepared as the result of Company policy.

In March 1999, as the Company had requested, the court appointed a mediator to facilitate settlement discussions between the Company and the government. Meetings with the mediator were held on June 11, 1999, November 4, 1999 and December 21, 1999.

In April 1999, the Company filed several motions to dismiss the government's complaint in whole or in part as well as a motion to dismiss the relator from the case. The government and the relator replied to the Company's motions in June, 1999 and the Company filed a reply in July, 1999. In December 1999, the Company filed a motion to move the litigation to the U.S. District Court for the Middle District of Tennessee located in Nashville, Tennessee. The government and the relator oppose this motion. The court has not ruled on the Company's motions.

This qui tam action seeks three times the amount of damages caused to the United States by the Company's submission of any alleged false claims to the government, civil penalties of not less than $5,000 nor more than $10,000 for each false claim, and attorneys' fees and costs.

Other Qui Tam Actions and Related Investigations

In May 1998, the Company was informed that it was a defendant in another qui tam action involving home health services provided by two of the Company's owned hospitals and alleging that the Company had violated Medicare laws. This action was filed under seal in June 1996 by a former employee, whom the Company fired in April 1996. The United States Attorney's Office allowed the Company an opportunity to review the results of the government's investigations and discuss the allegations made in the action prior to the government making a decision to intervene as a plaintiff. The lawsuit remains under seal for all other purposes. The Company has cooperated fully with the United States Attorney's Office and provided additional information and made employees available for interviews. The Company is now engaged in settlement discussions with the government.

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

The Company's net revenues, EBITDA, depreciation and amortization, capital expenditures and assets are summarized in the following table (EBITDA is defined as earnings before interest, income taxes, depreciation and amortization expense, minority interest, write-down of assets and investigation and litigation related costs)(in thousands):

                                 THREE MONTHS ENDED DECEMBER 31, 1999
                                -------------------------------------
                                   Owned      Management
                                 Hospitals     Services       Total
                                ----------     --------    ----------
Net revenues                    $  397,398     $35,456     $  432,854
EBITDA                          $   59,736     $ 7,277     $   67,013
Depreciation & amortization     $   26,594     $   453     $   27,047
Capital expenditures            $   34,790     $   512     $   35,302


                                THREE MONTHS ENDED DECEMBER 31, 1998
                                -------------------------------------
                                   Owned      Management
                                 Hospitals     Services       Total
                                ----------     --------    ----------
Net revenues                    $  349,335     $36,742     $  386,077
EBITDA                          $   30,326     $ 9,130     $   39,456
Depreciation & amortization     $   22,746     $   388     $   23,134
Capital expenditures            $   41,034     $   110     $   41,144

                                 SIX MONTHS ENDED DECEMBER 31, 1999
                                -------------------------------------
                                   Owned      Management
                                 Hospitals     Services       Total
                                ----------     --------    ----------
Net revenues                    $  794,042     $70,097     $  864,139
EBITDA                          $  113,336     $14,800     $  128,136
Assets                          $1,814,604     $45,000     $1,859,604
Depreciation & amortization     $   52,331     $   915     $   53,246
Capital expenditures            $   56,736     $   592     $   57,328


                                 SIX MONTHS ENDED DECEMBER 31, 1998
                                -------------------------------------
                                   Owned      Management
                                 Hospitals     Services       Total
                                ----------     --------    ----------
Net revenues                    $  701,794     $73,644     $  775,438
EBITDA                          $   94,455     $17,893     $  112,348
Assets                          $1,709,100     $42,876     $1,751,976
Depreciation & amortization     $   43,693     $   766     $   44,459
Capital expenditures            $   71,910     $   243     $   72,153

EBITDA for owned hospitals include equity in earnings of affiliates of $2.8 million and $4.9 million for the three months ended December 31, 1999 and 1998, respectively. EBITDA for owned hospitals include equity in earnings of affiliates of $4.9 million and $10.3 million for the six months ended December 31, 1999 and 1998, respectively. Assets of owned hospitals include investments in unconsolidated subsidiaries of $243.7 million and $252.0 million at December 31, 1999 and 1998, respectively.

Write-down of assets and investigation and litigation related costs are not included in EBITDA. Investigation and litigation related costs for the three months ended December 31, 1999 are comprised of $0.2 million related to the Company's owned hospitals and $1.6 million related to the Company's management services. Write-down of assets and investigation and litigation related costs for the three months ended December 31, 1998 are comprised of $30.4 million related to the Company's owned hospitals and $0.6 million related to management services. Investigation and litigation related costs for the six months ended December 31, 1999 are comprised of $0.3 million related to owned hospitals and $2.6 million related to management services. Write-down of assets and investigation and litigation related costs for the six months ended December 31, 1998 is comprised of $30.4 million related to owned hospitals and $0.6 million related to management services.

                                           THREE MONTHS          SIX MONTHS
                                              ENDED                 ENDED
                                           DECEMBER 31           DECEMBER 31
                                       ------------------    --------------------
                                        1999       1998        1999        1998
                                       -------   --------    --------   ---------
Total EBITDA for reportable segments   $67,013   $ 39,456    $128,136   $ 112,348
Depreciation and amortization           27,047     23,134      53,246      44,459
Interest expense                        16,883     12,743      33,613      21,876
Write-down of assets and
   investigation and litigation
   related costs                         1,836     30,976       2,934      30,976
Minority interest                          542     (5,167)        193      (4,593)
                                       -------   --------    --------   ---------
Income (loss) before income taxes      $20,705   $(22,230)   $ 38,150   $  19,630
                                       =======   ========    ========   =========

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

         - potential adverse impact of known and unknown litigation and government investigations;

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

         -        disruptions from system conversions;

         - our substantial indebtedness and difficulty raising capital in the future;

         -        fluctuations in interest rates;

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

         For the six months ended December 31, 1999 and 1998, our owned hospitals accounted for 92% and 91% of our net operating revenue, respectively. For the six months ended December 31, 1999 and 1998, the Dothan, Alabama and Ft. Wayne, Indiana areas (comprised of six hospitals) accounted for approximately 34% and 32% of owned hospital revenue and 58% and 53% of owned hospital EBITDA, respectively. EBITDA means our earnings before interest, income taxes, depreciation and amortization expense, minority interest and write-down of assets and investigation and litigation related costs.

         For the six months ended December 31, 1999, our net income before write-down of assets and investigation and litigation related costs was 15% lower than the six months ended December 31, 1998. We believe this was principally due to the following issues:

         - We experienced increased discounts to insurance and managed care companies and increased charity care.

         - We received lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 (BBA 97).

         -        Our share of earnings from joint ventures decreased.

This decrease was partially offset by favorable estimated third-party payor settlements for the six months ended December 31, 1999 compared to unfavorable estimated third-party payor settlements for the six months ended December 31, 1998. (Estimated third-party payor settlements are discussed under the caption "General").

         As we begin calendar 2000, our objective is to continue to improve our operating and financial consistency and stability. We plan to use the following operating tactics:

         - Strengthen our owned hospitals including the recent addition of a third regional management team and building on the calendar 1999 computer system installations and upgrades;

         -         Grow existing markets;

         -         Enhance managed care contracting;

         -         Improve management of accounts receivable/bad debts; and

         -         Focus on cost control.

IMPACT OF ACQUISITIONS, JOINT VENTURES AND SALES

         Effective December 1, 1999, we acquired Caylor-Nickel Medical Center in Bluffton, Indiana, which is included in our Ft. Wayne market.

         In fiscal 1999, we acquired four hospitals and affiliated health care entities. We also entered into a joint venture in Vicksburg, Mississippi. We manage and have a controlling interest in the joint venture. Some of these entities did not perform as well as we initially expected. This was due to some of the same factors we experienced in our other owned hospitals. Also, we initially had difficulties integrating some of the acquired hospitals into our operations. In fiscal 2000, we have improved the financial performance of our acquired hospitals and joint ventures. In fiscal 1999, we sold Park Medical Center in Columbus, Ohio.

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

Professional Liability Judgment

         On December 17, 1999, a final trial judgment was entered against our subsidiary, Quorum Health Resources, LLC ("QHR"), in the amount of approximately $47 million in the case of David X. and Veronica Rodriguez, Individually and as Next Friends of Cristina Rodriguez, a minor v Quorum Health Resources, LLC, in the 365th District Court, Maverick County, Texas. The lawsuit arose out of the treatment provided beginning July 2, 1994 at Fort Duncan Medical Center, an acute care hospital managed by QHR. QHR is appealing the decision. Interest accrues on the judgment at 10% annually. We currently believe that all or a substantial portion of this judgment, if not overturned, will be covered by our insurance carriers and/or other interested parties. However, we can not guarantee that the judgment will be overturned or that we will receive any insurance proceeds. If we were required to pay the judgment from our own funds, it could have a material adverse effect on us.

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

         The February 24, 1999 complaint alleges that we, on behalf of hospitals we managed between 1985 and 1995 and hospitals we owned from 1990 to the date of the complaint, violated the False Claims Act by filing false Medicare cost reports. The government asserts that the false claims in the cost reports are reflected in "reserve analyses" we created. The complaint also alleges that these cost report filings were prepared as the result of our policy.

         In March 1999, as we had requested, the court appointed a mediator to facilitate settlement discussions between us and the government. Meetings with the mediator were held on June 11, 1999 and November 4, 1999 and December 21, 1999.

         In April 1999, we filed several motions to dismiss the government's complaint in whole or in part as well as a motion to dismiss the relator from the case. The government and the relator replied to our motions in June, 1999 and we filed a reply in July, 1999. In December 1999, we filed a motion to move the litigation to the U.S. District Court for the Middle District of Tennessee located in Nashville, Tennessee. The government and the relator oppose this motion. The court has not ruled on our motions.

         This qui tam action seeks three times the amount of damages caused to the United States by our submission of any alleged false claims to the government, civil penalties of not less than $5,000 nor more than $10,000 for each false claim, and attorneys' fees and costs.

Other Qui Tam Actions and Related Investigations

         In May 1998, we were informed that we were a defendant in another qui tam action involving home health services provided by two of our owned hospitals and alleging that we had violated Medicare laws. This action was filed under seal in June 1996 by a former employee, whom we fired in April 1996. The United States Attorney's Office gave us the opportunity to review the results of the government's investigations and discuss the allegations made in the action prior to the government making a decision to intervene as a plaintiff. The lawsuit remains under seal for all other purposes. We have cooperated fully with the United States Attorney's Office and provided additional information and made employees available for interviews. We are now engaged in settlement discussions with the government.

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

The Class and Derivative Actions

         In October and November 1998, some of our stockholders filed lawsuits against us in the U.S. District Court for the Middle District of Tennessee. In January 1999, the court consolidated these cases into a single lawsuit (M.D. Tenn. No. 3-98-1004). The plaintiffs filed an amended complaint in March 1999. The plaintiffs seek to represent a class of plaintiffs who purchased our common stock from October 25, 1995 through October 21, 1998, except for our insiders and their immediate families. The consolidated complaint names us, several of our officers and one of our outside directors, as defendants.

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

      On November 2, 1998, a lawsuit was filed against us, all of our current directors and two former directors in the U.S. District Court for the Northern District of Alabama. On January 14, 1999, this suit was transferred by agreement of the parties to the U.S. District Court for the Middle District of Tennessee (M.D. Tenn. No. 3-99-0055). On February 16, 1999, the defendants filed a motion to dismiss the original complaint. The court then granted the plaintiff permission to file a first amended complaint, which, when filed, mooted the original motion to dismiss. On April 30, 1999, the defendants moved to dismiss the first amended complaint. The court on July 1, 1999, granted plaintiff's motion for leave to file a second amended complaint and denied as moot the motion to dismiss the first amended complaint. The second amended complaint asserts four claims: a shareholders' derivative claim for breach of fiduciary duty, a shareholders' derivative claim for violations of the Racketeer Influenced and Corrupt Organizations Act, a shareholders' derivative claim for injunctive relief, and a purported class action claim for breach of fiduciary duty. As the basis for each of these claims, plaintiff alleges that the defendants in 1993 were aware that we were filing allegedly false cost reports and that the defendants "mandated" that the illegal acts continue in violation of applicable Medicare and Medicaid laws. The defendants have filed a motion to dismiss the second amended complaint. The plaintiff has responded to this motion, but the court has not yet ruled on this motion. All of the defendants plan to vigorously defend this litigation.

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

SELECTED OPERATING STATISTICS - OWNED HOSPITALS

         The following table sets forth operating statistics for our owned hospitals for each of the periods presented. Statistics for the three months ended December 31, 1999 include a full period of operations for twenty-one hospitals and the joint ventures in which we are minority investors and a partial period for one hospital acquired. Statistics for the three months ended December 31, 1998 include three months of operations for nineteen hospitals and the joint ventures in which we are minority investors and partial periods for one hospital acquired and one hospital contributed by Columbia Healthcare Corp. (Col/HCA) to a joint venture that we control.

         Statistics for the six months ended December 31, 1999 include a full period of operations for twenty-one hospitals and the joint ventures in which we are minority investors and a partial period for one hospital acquired. Statistics for the six months ended December 31, 1998 include six months of operations for eighteen hospitals and the joint ventures in which we are minority investors and partial periods for two hospitals acquired and one hospital contributed by Col/HCA to a joint venture that we control.

                                               Three Months           Six Months
                                                  Ended                  Ended
                                               December 31            December 31
                                          --------------------    --------------------
                                            1999        1998        1999        1998
                                          --------    --------    --------    --------
Number of hospitals                             22          21          22          21
Licensed beds                                4,647       4,883       4,647       4,883
Beds in service                              3,943       3,991       3,943       3,991
Admissions                                  35,503      32,811      70,208      63,333
Average length of stay                         5.6         5.6         5.5         5.6
Patient days                               197,558     184,517     387,898     353,511
Adjusted patient days                      336,135     314,120     664,992     609,798
Occupancy rates (licensed beds)               46.8%       43.2%       46.0%       43.6%
Occupancy rates (beds in service)             55.3%       53.0%       53.8%       53.4%
Gross inpatient revenue (in thousands)    $441,550    $388,207    $871,777    $740,170
Gross outpatient revenue (in thousands)   $309,661    $272,762    $622,752    $536,606

RESULTS OF OPERATIONS

         The following table reflects the percentage of net operating revenue represented by various categories in our Condensed Consolidated Statements of Income.

                                        Three Months           Six Months
                                            Ended                 Ended
                                         December 31           December 31
                                      -----------------     -----------------
                                       1999       1998       1999       1998
                                      ------     ------     ------     ------
Net operating revenue                  100.0%     100.0%     100.0%     100.0%
Salaries and benefits                   41.7       44.0       41.6       42.3
Reimbursable expenses                    3.5        4.1        3.5        4.1
Supplies                                14.6       14.5       14.5       13.8
Fees                                     8.9        9.9        8.9        9.5
Other expenses                           7.5        8.0        7.2        7.3
Provision for doubtful accounts          6.8        8.5        8.0        7.8
Equity in earnings of affiliates        (0.6)      (1.3)      (0.6)      (1.3)
Leases and rentals                       2.1        2.1        2.1        2.0
Depreciation and amortization            6.3        6.0        6.2        5.7
Interest expense                         3.9        3.3        3.9        2.8
Write-down of assets and
     investigation and litigation
     related costs                       0.4        8.0        0.3        4.0
Minority interest                        0.1       (1.3)       0.0       (0.6)
                                      ------     ------     ------     ------
Income (loss) before income taxes        4.8       (5.8)       4.4        2.6
Provision (benefit) for income taxes     1.9       (0.9)       1.7        1.7
                                      ------     ------     ------     ------
Net income (loss)                        2.9%      (4.9)%      2.7%       0.9%
                                      ======     ======     ======     ======


Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

         Net Operating Revenue. Net operating revenue was $432.9 million for the three months ended December 31, 1999, compared to $386.1 million for the three months ended December 31, 1998. This represents an increase of $46.8 million or 12.1%. We attribute this increase to (1) the acquisition of three hospitals during fiscal 1999 and fiscal 2000, (2) the hospital contributed by Col/HCA in fiscal 1999 to a joint venture that we control and (3) a 6.5% increase in net operating revenue produced by same store hospitals. "Same store hospitals" was calculated by comparing the same periods in both fiscal periods for hospitals owned for one year or more. The increase in net operating revenue was partially offset by the sale of Park Medical Center in fiscal 1999 and a 3.5% decrease in revenue from our hospital management services.

         We attribute the 6.5% same store net operating revenue increase principally to (1) a 2.2% increase in same store admissions, (2) price increases and (3) favorable estimated settlements from the government under Medicare and Medicaid programs and from insurance and managed care companies during the three months ended December 31, 1999 compared to unfavorable estimated third-party payor settlements of $10.6 million for the three months ended December 31, 1998.(Estimated third-party payor settlements are discussed under the caption "General"). Our same store net operating revenue would have increased more, except for (1) increased discounts to insurance and managed care companies and increased charity care and (2) lower payments from the government under the Medicare program as a result of BBA 97.

         Salaries and Benefits, Reimbursable Expenses, Supplies, Fees, Provision for Doubtful Accounts and Other Operating Expenses. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses totaled $359.4 million for the three months ended December 31, 1999, compared to $343.4 million for the three months ended December 31, 1998. This represents an increase of $16.0 million or 4.6%. These expenses as a percentage of net operating revenue decreased to 83.0% for the three months ended December 31, 1999 from 89.0% for the three months ended December 31, 1998. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses as a percentage of net operating revenue for our owned hospitals totaled 83.5% for the three months ended December 31, 1999, compared to 90.6% for the three months ended December 31, 1998. For our same store hospitals, these expenses as a percentage of net operating revenue decreased to 83.5% for the three months ended December 31, 1999, from 90.0% for the three months ended December 31, 1998.

         We attribute the same store hospital decrease in these expenses as a percent of net operating revenue primarily to (1) our growth in net operating revenue, (2) our overall improvement in containing our costs in proportion to our revenue growth and (3) our decrease in bad debt expense. Our hospitals and our corporate office have cost containment programs to reduce costs and to mitigate the impact of salaries and wage rate pressures and increased costs associated with new technology and products. We reduced our bad debt expense by increasing our resources at corporate and our owned hospitals to collect and manage accounts receivable. During calendar 1999, many of our hospitals completed patient accounting computer systems conversions or major upgrades to their systems which had previously strained our business office resources. During the three months ended December 31, 1999, we focused efforts on collecting older accounts which had an impact on bad debt expense in addition to collecting current accounts receivable.

         Equity in Earnings of Affiliates. Equity in earnings of affiliates represents our share of earnings from joint ventures in which we hold a minority interest. Equity in earnings of affiliates was $2.8 million for the three months ended December 31, 1999, compared to $4.9 million for the three months ended December 31, 1998, a decrease of $2.1 million. Equity in earnings of affiliates represented 0.6% of our net operating revenue for the three months ended December 31, 1999, compared to 1.3% of our net operating revenue for the three months ended December 31, 1998. This decrease was due primarily to a reduction in earnings at our Las Vegas joint venture.

         Leases and Rentals. Leases and rentals were $9.3 million for the three months ended December 31, 1999, compared to $8.1 million for the three months ended December 31, 1998, an increase of $1.2 million, or 13.6%. Leases and rentals as a percentage of net operating revenue was 2.1% for both periods.

         Depreciation and Amortization. Depreciation and amortization expense was $27.0 million for the three months ended December 31, 1999, compared to $23.1 million for the three months ended December 31, 1998. This represents an increase of $3.9 million, or 16.9%. We attribute this increase primarily to (1) the acquisition of three hospitals during fiscal 1999 and fiscal 2000, (2) the hospital contributed by Columbia/HCA in fiscal 1999 to a joint venture that we control, (3) the opening of a replacement facility in Florence, South Carolina in November 1998 and (4) depreciation related to routine capital expenditures, including Year 2000 capital expenditures. This increase was partially offset by a decrease in amortization expense related to the physician practice intangibles which were written off during fiscal 1999. Depreciation and amortization expense as a percentage of net operating revenue increased to 6.3% for the three months ended December 31, 1999 from 6.0% for the three months ended December 31, 1998.

         Interest Expense. Interest expense for the three months ended December 31, 1999 was $16.9 million, compared to $12.7 million for the three months ended December 31, 1998, an increase of $4.2 million, or 32.5%. Interest expense as a percentage of net operating revenue increased to 3.9% for the three months ended December 31, 1999 from 3.3% for the three months ended December 31, 1998. The increase was due principally to (1) additional borrowings related to fiscal 1999 and fiscal 2000 acquisitions, share repurchases, and the opening of the replacement facility in November 1998 and (2) an increase in the interest rates of our revolving line of credit. This increase was partially offset by the issuance of convertible subordinated debentures in August 1999 at 6%, which is lower than our revolving line of credit interest rates.

         Write Down of Assets and Investigation and Litigation Related Costs. During the three months ended December 31, 1999 and 1998, respectively, we incurred investigation and litigation related costs of approximately $1.8 million and $1.1 million. In addition, we recorded a $29.9 million write down of assets in the three months ended December 31, 1998 (See Note 5 - Write Down of Assets and Investigation and Litigation Related Costs in the Notes to Condensed Consolidated Financial Statements).

         Minority Interest Expense (Income). Minority interest expense was $0.5 million for the three months ended December 31, 1999, compared to income of $5.2 million for the three months ended December 31, 1998, a change of $5.7 million. Minority interest expense as a percentage of net operating revenue was 0.1% for the three months ended December 31, 1999, compared to income of 1.3% for the three months ended December 31, 1998. We attribute this change primarily to the intangible asset write-downs during the three months ended December 31, 1998 and the improved profitability of one market with minority investors.

         Income Taxes. The provision for income taxes for the three months ended December 31, 1999 was expense of $8.1 million compared to a benefit of $3.5 million for the three months ended December 31, 1998, an increase of $11.6 million. Excluding the asset write-downs, our effective income tax rate was 39.1% for both periods. The asset write-downs were tax effected at 21.0% due to the effect of certain permanent nondeductible intangible assets.

         Net Income (Loss). Net income for the three months ended December 31, 1999 was $12.6 million, compared to a loss of $18.7 million for the three months ended December 31, 1998, an increase of $31.3 million. Net income as a percentage of net operating revenue was 2.9% for the three months ended December 31, 1999, compared to a loss of 4.9% for the three months ended December 31, 1998. Excluding the write-down of assets and investigation and litigation related costs, net income as a percentage of net operating revenue was 3.2% for the three months ended December 31, 1999, compared to 1.0% for the three months ended December 31, 1998.

Six Months Ended December 31, 1999 Compared to Six Months Ended December 31,
1998

         Net Operating Revenue. Net operating revenue was $864.1 million for the six months ended December 31, 1999, compared to $775.4 million for the six months ended December 31, 1998. This represents an increase of $88.7 million or 11.4%. We attribute this increase to (1) the acquisition of four hospitals during fiscal 1999 and fiscal 2000, (2) the hospital contributed by Col/HCA in fiscal 1999 to a joint venture that we control and (3) a 3.5% increase in net operating revenue produced by same store hospitals. The increase in net operating revenue was partially offset by the sale of Park Medical Center in fiscal 1999 and a 4.8% decrease in revenue from our hospital management services.

         We attribute the 3.5% same store net operating revenue increase principally to (1) a 1.7% increase in same store admissions, (2) price increases and (3) favorable estimated settlements from the government under Medicare and Medicaid programs and from insurance and managed care companies for the six months ended December 31, 1999 compared to unfavorable estimated third-party payor settlements for the six months ended December 31, 1998. Our same store net operating revenue would have increased more, except for (1) increased discounts to insurance and managed care companies and increased charity care and (2) lower payments from the government under the Medicare program as a result of BBA 97.

         Salaries and Benefits, Reimbursable Expenses, Supplies, Fees, Provision for Doubtful Accounts and Other Operating Expenses. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses totaled $722.6 million for the six months ended December 31, 1999, compared to $658.1 million for the six months ended December 31, 1998. This represents an increase of $64.5 million or 9.8%.

These expenses as a percentage of net operating revenue decreased to 83.7% for the six months ended December 31, 1999 from 84.8% for the six months ended December 31, 1998. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses as a percentage of net operating revenue for our owned hospitals totaled 84.2% for the six months ended December 31, 1999, compared to 86.1% for the six months ended December 31, 1998. For our same store hospitals, these expenses as a percentage of net operating revenue decreased to 83.7% for the six months ended December 31, 1999, from 85.3% for the six months ended December 31, 1998.

         We attribute the same store hospital decrease in these expenses as a percent of net operating revenue primarily to our (1) growth in net operating revenue, as discussed above, and (2) overall improvement in containing our costs in proportion to our revenue growth. During the six months ended December 31, 1999, we implemented cost containment programs at our hospitals and our corporate office to reduce costs and to mitigate the impact of salaries and wage rate pressures and increased costs associated with new technology and products.

         Equity in Earnings of Affiliates. Equity in earnings of affiliates was $4.9 million for the six months ended December 31, 1999, compared to $10.3 million for the six months ended December 31, 1998, a decrease of $5.4 million. Equity in earnings of affiliates represented 0.6% of our net operating revenue for the six months ended December 31, 1999, compared to 1.3% of our net operating revenue for the six months ended December 31, 1998. This decrease was due primarily to a reduction in earnings at our Las Vegas joint venture.

         Leases and Rentals. Leases and rentals were $18.3 million for the six months ended December 31, 1999, compared to $15.3 million for the six months ended December 31, 1998, an increase of $3.0 million, or 19.9%. Leases and rentals as a percentage of net operating revenue increased to 2.1% for the six months ended December 31, 1999, compared to 2.0% for the six months ended December 31, 1998. This increase was due primarily to an increase in assets leased under our end loaded lease financing agreement in connection with hospital acquisitions in fiscal 1999.

         Depreciation and Amortization. Depreciation and amortization expense was $53.2 million for the six months ended December 31, 1999, compared to $44.5 million for the six months ended December 31, 1998. This represents an increase of $8.7 million, or 19.8%. We attribute this increase primarily to (1) the acquisition of four hospitals during fiscal 1999 and fiscal 2000, (2) the hospital contributed by Columbia/HCA in fiscal 1999 to a joint venture that we control, (3) the opening of a replacement facility in Florence, South Carolina in November 1998 and (4) depreciation related to routine capital expenditures. This increase was partially offset by a decrease in amortization expense related to the physician practice intangibles which were written off during fiscal 1999. Depreciation and amortization expense as a percentage of net operating revenue increased to 6.2% for the six months ended December 31, 1999 from 5.7% for the six months ended December 31, 1998.

         Interest Expense. Interest expense for the six months ended December 31, 1999 was $33.6 million, compared to $21.9 million for the six months ended December 31, 1998, an increase of $11.7 million, or 53.7%. Interest expense as a percentage of net operating revenue increased to 3.9% for the six months ended December 31, 1999 from 2.8% for the six months ended December 31, 1998. The increase was due principally to (1) additional borrowings related to fiscal 1999 and fiscal 2000 acquisitions, share repurchases, and the opening of the replacement facility in November 1998 and (2) an increase in the interest rates of our revolving line of credit. This increase was partially offset by the issuance of convertible subordinated debentures in August 1999 at 6%, which is lower than our revolving line of credit interest rates.

         Write Down of Assets and Investigation and Litigation Related Costs. During the six months ended December 31, 1999 and 1998, respectively, we incurred investigation and litigation related costs of approximately $2.9 million and $1.1 million. In addition, we recorded a $29.9 million write down of assets in the six months ended December 31, 1998 (See Note 5 - Write Down of Assets and Investigation and Litigation Related Costs in the Notes to Condensed Consolidated Financial Statements).

         Minority Interest Expense (Income). Minority interest expense was $0.2 million for the six months ended December 31, 1999, compared to income of $4.6 million for the six months ended December 31, 1998, a change of $4.8 million. Minority interest expense as a percentage of net operating revenue was 0.0% for the six months ended December 31, 1999, compared to income of 0.6% for the six months ended December 31, 1998. We attribute this change primarily to the intangible asset write-downs during the six months ended December 31, 1998 and improved profitability of one market with minority investors.

         Income Taxes. The provision for income taxes for the six months ended December 31, 1999 was $14.9 million compared to $12.9 million for the six months ended December 31, 1998, an increase of $2.0 million, or 15.8%. Excluding the asset write-downs, our effective income tax rate was 39.1% for both periods. The asset write-downs were tax effected at 21.0% due to the effect of certain permanent nondeductible intangible assets.

         Net Income. Net income for the six months ended December 31, 1999 was $23.2 million, compared to $6.8 million in fiscal 1998, an increase of $16.4 million, or 244%. Net income as a percentage of net operating revenue was 2.7% for the six months ended December 31, 1999, compared to 0.9% for the six months ended December 31, 1998. Excluding the write-down of assets and investigation and litigation related costs, net income as a percentage of net operating revenue was 2.9% for the six months ended December 31, 1999, compared to 3.8% for the six months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, our working capital was $246.9 million. Our ratio of current assets to current liabilities was 2.2 to 1.0 at December 31, 1999 compared to 2.1 to 1.0 at June 30, 1999.

Cash Flows

         Our principal sources of cash are net cash provided by operating activities and cash available under our bank revolving line of credit facility. Our principal uses of funds are hospital acquisitions, capital expenditures, payments of principal and interest on our long-term debt and share repurchases.

         Collection of accounts receivable is a significant contribution to our cash flow from operating activities. The billing and collection of accounts receivable by hospitals is very difficult because of the complexity of the Medicare and Medicaid regulations, increases in managed care, hospital personnel turnover including business office managers, computer system conversions by hospital and government authorities, dependence of hospitals on physician documentation of medical records, and the subjective judgement involved in submitting and collecting Medicare and Medicaid bills. Our cash flow can also be affected by temporary delays in billing of Medicare and Medicaid accounts receivable while waiting for processing of change in ownership applications at hospitals. There can be no assurance that this complexity will not negatively impact our future cash flow or results of operations.

         Six Months Ended December 31, 1999 Cash Flows Compared To Six Months Ended December 31, 1998 Cash Flows. Cash provided by operating activities totaled $73.9 million for the six months ended December 31, 1999, compared to $52.1 million for the six months ended December 31, 1998. This represents an increase of $21.8 million, or 41.8%, which was due primarily to higher EBITDA, cash distributions received from our Macon and Las Vegas joint ventures and lower tax payments. This increase was partially offset by increased payments on accounts payable for the six months ended December 31, 1999 compared to the six months ended December 31, 1998.

         EBITDA. EBITDA* for the three months ended December 31, 1999 was $67.0 million, compared to $39.5 million for the three months ended December 31, 1998, an increase of $27.5 million or 69.8%. EBITDA as a percentage of net operating revenue was 15.5% for the three months ended December 31, 1999, compared to 10.2% for the three months ended December 31, 1998. EBITDA as a percentage of net operating revenue for our owned hospitals was 15.0% for the three months ended December 31, 1999, compared to 8.7% for the three months ended December 31, 1998. EBITDA as a percentage of net operating revenue for our same store hospitals was 14.6% for the three months ended December 31,

--------

         * EBITDA is commonly used as an analytical indicator, and also serves as a measure of indebtedness capacity and debt service ability. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

1999, compared to 8.0% for the three months ended December 31, 1998. EBITDA as a percentage of net operating revenue for our management services business was 20.5% for the three months ended December 31, 1999, compared to 24.8% for the three months ended December 31, 1998. We attribute the increase in consolidated EBITDA principally to (1) the increase in net operating revenue, (2) overall improvement in containing our costs, in proportion to our revenue growth and (3) a decrease in bad debt expense. This increase was partially offset by (1) discounts to insurance and managed care companies, (2) the impact of BBA 97 and
(3) the decrease in equity in earnings of affiliates.

         EBITDA for the six months ended December 31, 1999 was $128.1 million, compared to $112.3 million for the six months ended December 31, 1998, a decrease of $15.8 million or 14.1%. EBITDA as a percentage of net operating revenue was 14.8% for the six months ended December 31, 1999, compared to 14.5% for the six months ended December 31, 1998. EBITDA as a percentage of net operating revenue for our owned hospitals was 14.3% for the six months ended December 31, 1999, compared to 13.5% for the six months ended December 31, 1998. EBITDA as a percentage of net operating revenue for our same store hospitals was 14.5% for the six months ended December 31, 1999, compared to 12.8% for the six months ended December 31, 1998. EBITDA as a percentage of net operating revenue for our management services business was 21.1% for the six months ended December 31, 1999, compared to 24.3% for the six months ended December 31, 1998. We attribute the increase in consolidated EBITDA principally to (1) the increase in net operating revenue and (2) overall improvement in containing our costs, in proportion to our revenue growth. This increase was partially offset by (1) discounts to insurance and managed care companies (2) the impact of BBA 97 and
(3) the decrease in equity in earnings of affiliates.

Capital Expenditures

         Capital expenditures excluding acquisitions for the six months ended December 31, 1999 totaled $57.3 million. We expect to make routine capital expenditures, including Year 2000 capital costs, for fiscal 2000 of approximately $100 million before acquisitions of hospitals and affiliated health care entities and before construction of new or replacement hospitals.

         We have broken ground on a replacement hospital in Vicksburg, Mississippi and a new acute-care hospital in Ft. Wayne, Indiana. The replacement hospital has a total project cost of approximately $110 million with an expected completion date of summer 2002. The new facility has a total project cost of approximately $45 million with an expected completion date of summer 2001. We expect to make construction capital expenditures of approximately $15 million for fiscal 2000.

         Capital expenditures excluding acquisitions for the six months ended December 31, 1998 totaled $72.2 million. These capital expenditures consisted of the construction of a replacement hospital and two medical office buildings in Florence, South Carolina of approximately $35.2 million and routine capital expenditures of $37.0 million.

Capital Resources

         Our revolving credit facility consists of an $850.0 million credit facility expiring November 26, 2002, which coincides with the expiration date of our end loaded lease facility. On November 26 of each year, we can request an incremental one-year extension, which is subject to approval of all of the lenders. The credit facility bears interest at our option at generally the lender's base rate, swing-line rate or a fluctuating rate ranging from .55 to
1.55 percentage points above LIBOR. Also, we pay a facility fee ranging from .20 to .45 percentage points on the commitment. The interest rate margins and facility fee rates are based on our leverage ratio. Substantially all stock of our subsidiaries has been pledged under the terms of the credit facility. We may prepay the amount outstanding at any time. At January 31, 2000, we had $263.7 million available under our credit facility.

         We also have a $150.0 million end loaded lease financing agreement to provide a financing option for acquisition and/or construction. The interest rate margins and facility fee rates are substantially similar to those under our credit facility. Under this agreement, we have guaranteed all lease payments, including contingent lease payments, of up to 85% of the amount utilized under this agreement. At January 31, 2000, $5.0 million was available under this agreement.

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

         On August 31, 1999, we issued $150.0 million of convertible subordinated debentures due 2009 to Welsh, Carson, Anderson & Stowe, VIII, LP and certain WCAS VIII affiliates, including Russell L. Carson, Chairman of our Board of Directors. We sold the debentures for cash at their face value. The debentures bear interest at 6.0% per annum. Interest is payable quarterly. The debentures are convertible into common shares at a conversion price of $11.25 per share. The debentures automatically convert at any time after three years if the average of the closing price of our stock over any 90 day period is more than 150% of the conversion price. We can call the debentures at par after August 31, 2001. In the event of a merger, consolidation or sale of more than 50% of our assets, the holder of the debentures has the option to have the debentures prepaid in full. The debentures have antidilution protection, including, under certain circumstances, issuance of common stock below the then applicable conversion price. The shares into which the debentures are convertible have certain voting restrictions and must be held until August 2001. The debentures are subordinated in right of payment to all our debt. We did not register the debentures under the Securities Act of 1933. The sale of the debentures was exempt from registration under Section 4(2) of the Securities Act because it was a privately negotiated transaction and did not involve a public offering. We used the proceeds to reduce our outstanding debt under our revolving credit facility.

         The credit facilities governing our revolving line of credit and senior subordinated notes contain certain financial covenants including but not limited to a limitation on debt levels, the prohibition of dividend payments and other distributions and restrictions on investments, repurchases of common stock, asset dispositions, the ability to merge or consolidate with or transfer assets to another entity, and the maintenance of various financial ratios, including a net worth ratio, a fixed charge ratio and a leverage ratio.

         During the three months ended December 31, 1999 we repurchased 2.7 million shares of our common stock for an aggregate purchase price of $17.6 million. We repurchased all of these shares in open market transactions. There are approximately 1.7 million shares remaining for repurchase under the existing
5.0 million share repurchase program authorized in October 1998.

         As of January 31, 2000, there were 5.9 million options outstanding with a weighted average exercise price of $9.39. In March 1999, our board of directors approved a plan to allow employees to exchange "underwater" stock options. These stock options had exercise prices higher than the market price of our common stock. Based on the exchange, we canceled 5.2 million options at exercise prices ranging from $12.09 to $33.06 and issued 3.6 million options at an exercise price of $9.00. The effect was to reduce the number of options held to offset the benefit of a lower exercise price. The estimated economic value of the grants was generally unchanged as a result of the exchange. Under the proposed interpretation of APB Opinion No. 25, repriced options would receive variable-award accounting. Should we be required to apply variable-award accounting to the repriced options, the options under the terms of the option grant will vest and terminate thirty days after we give notice to our employees. Variable-award accounting for the repriced options will be eliminated after the option termination date.

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

SEASONALITY AND INFLATION

         Our business is seasonal, with higher patient volumes and net operating revenues in the third quarter of our fiscal year than in the remainder of the year. This seasonality happens because more people become ill during the winter, which in turn increases the number of patients in our owned hospitals.

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

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50%-75% of our debt at a fixed rate, either by borrowing on a long-term basis or entering into interest rate swaps. Interest rate swaps are contracts which allow us to periodically exchange fixed and floating interest rate payments over the life of the agreements. Floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time we execute the swap agreement. Our policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. Some of our swap agreements allow the counter party a one-time option at the end of the initial term to cancel the agreement or a one-time option at the end of the initial term to extend the swaps for an incremental period of up to five years. If our counter parties do not comply with their obligations under our financial instruments, we may suffer losses. Our counter parties are creditworthy financial institutions and we anticipate that they will be able to fully satisfy their obligations under the contracts. For the six months ended December 31, 1999 and 1998, we received a weighted average rate of 5.4% and 5.5% and paid a weighted average rate of 5.9% and 5.7%, respectively.

         The following table presents information about our market-sensitive financial instruments, including long-term debt and interest rate swaps as of December 31, 1999. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date (assuming the options to extend or cancel are not exercised) and weighted average interest rates based on rates in effect at December 31, 1999. We determined the fair values of long-term debt and interest rate swaps based on quoted market prices at December 31, 1999 for the same or similar issues.

                    Maturity Date, Fiscal Year Ending June 30
                 ----------------------------------------------
                              (Dollars in millions)


                                                                           There-                 Fair Value of
                            2000     2001     2002      2003      2004      after      Total       Liabilities
                            -----    -----    -----     -----     -----     ------     ------      -------------
Long-term debt:
Fixed rate long-term
   debt                     $ 0.5    $ 0.8    $ 0.6    $  0.6     $ 0.6     $301.6     $304.7         $296.4
Average interest rates        7.6%     7.7%     7.7%      7.7%      7.8%       7.4%
Variable rate long-
   term debt                                           $588.5                          $588.5         $588.5
Average interest rates                                    7.6%

Interest rate swaps:
Pay fixed/receive
 variable notional
 amounts                                               $400.0                          $400.0         $(8.0)
Average pay rate                                          5.9%
Average receive rate                                      6.1%

YEAR 2000 ISSUES

         Our owned hospitals and corporate office have not experienced any significant adverse consequences as a result of the Year 2000 issues.

         We are not aware of any significant adverse consequences experienced by our managed hospitals as a result of the Year 2000 issues. We believe we are not responsible for ensuring Year 2000 compliance by our managed hospitals, but we cannot provide assurance that our managed hospitals will not seek to hold us responsible, or that we will not ultimately be found liable, for any losses they incur arising out of the Year 2000 problem.

         Total cost to implement our Year 2000 strategy was approximately $18.0 million compared to our previous estimate of $20.0 million. This does not include payroll costs for certain internal employees because we do not separately track these costs. We incurred approximately $2.7 million in operating costs and $5.4 million in capital costs during the first six months of calendar 1999. We incurred an additional $1.2 million in operating costs and $8.7 million in capital costs during the six months ended December 31, 1999.

GENERAL

         We received from the Medicare and Medicaid programs approximately 54% and 55% of gross patient service revenue for the years ended June 30, 1999 and 1998, respectively.

         Under BBA 97, there were no increases in the inpatient operating payment rates to acute care hospitals for services from October 1, 1997 through September 30, 1998. Inpatient operating payment rates increased 0.5% for October 1, 1998 through September 30, 1999 and 1.1% for October 1, 1999 through September 30, 2000. These increases are less than inflation and subsequent increases are also expected to be less than inflation. Also, the threshold to qualify for additional payments for treating costly inpatient cases (outliers) increased, resulting in decreased payments to hospitals effective October 1, 1999. Payments for Medicare outpatient services, home health services and skilled nursing facility services historically have been paid based on costs, subject to certain adjustments and limits. BBA 97 required that the payment for those services be converted to prospective payment systems (PPS). PPS for skilled nursing facilities began for cost reporting periods beginning on and after July 1, 1998. The Health Care Financing Administration's (HCFA) current plan is to implement PPS for outpatients on July 1, 2000 and for home health on October 1, 2000.

         On November 29, 1999 the President signed into law the Medicare, Medicaid, and State Children's Health Insurance Programs Balanced Budget Refinement Act of 1999 (BBRA). For us, the most significant provision of BBRA is a requirement to eliminate the planned 5.7% reduction in outpatient payments and to partially subsidize losses in the first 3 1/2 years of the new outpatient PPS.

         Due to BBA 97, we had lower Medicare payments for outpatient services and home health visits prior to implementation of PPS. We also had lower payments under PPS for skilled nursing facilities. The reduction in home health payments resulted in a decline in our home health volumes of 6.9% and 56.0% for the six months ended December 31, 1999 and December 31, 1998, respectively, compared to the prior year periods. In response to BBA 97, we have consolidated certain home health agencies and skilled nursing facilities, reduced costs at our home health agencies and skilled nursing facilities and ceased admitting patients to skilled nursing facilities at two hospitals.

         The federal government originally estimated that BBA 97 would reduce Medicare spending by approximately $115 billion. In July 1999, the federal government revised their estimate of reductions in Medicare spending by an additional $103 billion. Recent projections by the federal government estimate a further reduction in Medicare spending of $62 billion. BBA 97 has reduced our ability to maintain our historical rate of net revenue growth and operating margins. We believe the most significant payment reductions were phased in by October 1, 1998. BBA 97 and further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and our hospitals. We expect continuing pressure to limit expenditures by governmental health care programs.

         We are continuing to experience an increase in managed care discounts. Managed care includes indemnity insurance and employer plans which pay less than full charges, health maintenance organizations, preferred provider organizations and various other forms of managed care. An increasing number of payors are actively negotiating amounts paid to hospitals, which are lower than the hospitals' standard rates. Additionally, some managed care payors pay less than the negotiated rate which, if undetected, results in lower net revenues. To assist the owned hospital management teams in evaluating and negotiating contracts and obtaining better pricing, we employ managed care experts. In several markets, we have canceled contracts with PPOs who allow discounts we believe are not justified. We are reviewing other markets for similar activity. Additionally, we are beginning to use managed care information systems in four of our owned hospitals to improve the information available to management and to help ensure that we are paid at the contracted amounts. We expect to install these systems in fifteen additional owned hospitals in phases with most hospitals having basic functionality by June 30, 2000. We plan to install these systems in the remaining three owned hospitals during fiscal year 2001. The trend toward managed care has and may continue to adversely affect our ability to grow net operating revenue and improve operating margins.

         Our acute care hospitals, like most acute care hospitals in the United States, have significant unused capacity. The result is substantial competition for patients and physicians. Inpatient volumes continue to be negatively affected by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Over the long term, we expect the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. More outpatient procedures are now being provided in physician's offices. We expect increased competition and admission constraints to continue. Our ability to successfully respond to these trends, as well as spending reductions in governmental health care programs, will be significant in determining our ability to grow net operating revenue and improve operating margins.

         Outpatient revenue of our owned hospitals was approximately 41.7% and 42.0% of gross patient service revenue for the six months ended December 31, 1999 and 1998, respectively.

         We face competition in acquiring hospitals from a number of well-capitalized organizations. National studies indicate that acute care hospital margins peaked in 1998 and are expected to decline for the next several years. The pricing expected by hospital sellers may not yet reflect lower margins. Additionally, some hospitals are sold through an "auction" process, which may result in competitors paying higher prices for those properties than we believe is reasonable. Many states have implemented review processes by the Attorneys General of not-for-profit hospital acquisitions, resulting in delays to close an acquisition. We believe that trends in the health care industry described above may create possible future acquisition opportunities. In light of changes in payments from Medicare and managed care payors, increased pricing pressures for acquired hospitals and the substantial number of transactions completed in fiscal 1999, we intend to be selective in pursuing acquisitions. There can be no assurances that we can continue to grow through hospital acquisitions and successfully integrate acquired hospitals into our system.

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

         On March 31, 1999, the FASB released a proposed interpretation of APB Opinion No. 25 "Accounting for Certain Transactions involving Stock Compensation". This proposed interpretation requires variable-award accounting for repriced stock options. The FASB expects this proposed interpretation to be effective July 1, 2000. The interpretation would generally cover events that occur after December 15, 1998. No adjustments would be made to financial statements for periods prior to the effective date and no expense would be recognized for any additional compensation costs attributable to periods before the effective date (See "Capital Resources" for a discussion of our option repricing completed in March 1999).

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

         The information contained in Part I, Item 2. "Management's Discussion and Analysis" under the caption "Market Risks Associated with Financial Instruments" is incorporated by reference in its entirety into this Item 3.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The information contained in Part I, Item 2. "Management's Discussion and Analysis" under the caption "Litigation" is incorporated by reference in its entirety into this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 16, 1999, the annual meeting of the stockholders of the Company was held to elect directors, to vote on two other proposals presented by the Company, and to ratify the selection of the Company's independent auditors. Voting results are given below.

         Election of Directors. The following were elected to serve as directors until the next annual meeting of the stockholders:

         Name                       For            Against         Abstain
         ----                       ---            -------         -------
Sam A. Brooks, Jr.               58,541,743                        3,492,591
Russell L. Carson                58,543,679                        3,490,655
James E. Dalton, Jr.             58,597,399                        3,436,935
C. Edward Floyd, M.D.            58,536,854                        3,497,480
Joseph C. Hutts                  58,541,263                        3,493,071
Kenneth J. Melkus                58,542,954                        3,491,380
Thomas J. Murphy, Jr             58,543,255                        3,491,079
Rocco A. Ortenzio                58,538,112                        3,496,222
S. Douglas Smith                 58,543,399                        3,490,935
Colleen Conway Welch, Ph.D.      58,538,556                        3,495,778

         Amendment of Employee Stock Purchase Plan. The Shareholders approved he amendment of the Company's Employee Stock Purchase Plan, increasing the aggregate number of shares reserved for issuance under the Plan from 3,750,000 to 5,000,000, with 59,014,192 shares voted for the amendment; 2,987,572 shares against; and 32,570 shares abstained.

         Deferred Compensation Plan for Directors. The Shareholders approved the adoption of a Deferred Compensation Plan for Directors of the Company, under which 500,000 shares of Common Stock are reserved for issuance in lieu of cash compensation for directors' fees. A total of 61,276,450 shares were voted for the Plan; 676,719 shares against; and 81,165 abstained.

         Independent Auditor. The accounting firm of Ernst & Young was ratified as the Company's independent auditors for the fiscal year ending June 30, 2000, with 61,809,311 shares voted for ratification; 19,180 shares against; and 205,843 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. Exhibits filed with this Report are listed on the Exhibit Index following the signature page.

         (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUORUM HEALTH GROUP, INC.
                                        (Registrant)



Date: February 11, 2000                 By: /s/ Terry Allison Rappuhn
                                            ------------------------------------
                                            Terry Allison Rappuhn
                                            Senior Vice President
                                            & Chief Financial Officer

                                  Exhibit Index

Exhibit No.
-----------

10.D. Employee Stock Option Plan, as amended (Incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for the Annual Meeting held November 16, 1999.)

10.L. Deferred Compensation Plan for Directors of Quorum Health Group, Inc. (Incorporated by reference to Exhibit B to the Company's definitive Proxy Statement for the Annual Meeting held November 16, 1999.)

10.25.1. Second Amendment, dated as of January 11, 2000, to Group Purchasing Organization Participating Agreement between Premier Purchasing Partners, L.P., f/k/a APS Healthcare Purchasing Partners, L.P.,dated November 30, 1995.

27                         Financial Data Schedule (SEC use only)