Form 10-Q
period 2000-03-31
QUORUM HEALTH GROUP INC
filed 2000-05-15
CIK 854694

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

                                       OR

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ______________________


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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at May 9, 2000
           -----                                 --------------------------
Common Stock, $.01 Par Value                          71,217,989 Shares

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                                         Three Months
                                                        Ended March 31
                                                   ------------------------
                                                     2000           1999
                                                   ---------      ---------
Revenue:
     Net patient service revenue                   $ 420,193      $ 411,668
     Hospital management/professional services        18,694         20,443
     Reimbursable expenses                            16,735         16,270
                                                   ---------      ---------
Net operating revenue                                455,622        448,381

Salaries and benefits                                185,062        184,522
Reimbursable expenses                                 16,735         16,270
Supplies                                              66,000         61,992
Fees                                                  41,341         42,543
Other operating expenses                              33,989         32,832
Provision for doubtful accounts                       31,200         34,067
Equity in earnings of affiliates                      (7,034)        (6,300)
Leases and rentals                                     9,217          9,217
Depreciation and amortization                         28,468         24,985
Interest                                              17,079         14,939
Investigation and litigation related costs             3,485          2,664
Minority interest                                      1,612            518
                                                   ---------      ---------
Income before income taxes                            28,468         30,132
Provision for income taxes                            11,131         11,782
                                                   ---------      ---------
Net income                                         $  17,337      $  18,350
                                                   =========      =========
Earnings per share:
   Basic                                           $    0.24      $    0.25
                                                   =========      =========
   Diluted                                         $    0.22      $    0.25
                                                   =========      =========
Weighted average shares outstanding:
   Basic                                              70,849         72,498
                                                   =========      =========
   Diluted                                            84,590         72,909
                                                   =========      =========

                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

                                                           Nine Months
                                                         Ended March 31
                                                   ----------------------------
                                                       2000             1999
                                                   -----------      -----------
Revenue:
     Net patient service revenue                   $ 1,214,235      $ 1,113,462
     Hospital management/professional services          58,526           62,032
     Reimbursable expenses                              47,000           48,325
                                                   -----------      -----------
Net operating revenue                                1,319,761        1,223,819

Salaries and benefits                                  543,918          511,978
Reimbursable expenses                                   47,000           48,325
Supplies                                               191,460          169,354
Fees                                                   118,438          116,038
Other operating expenses                                96,030           89,864
Provision for doubtful accounts                        100,060           94,749
Equity in earnings of affiliates                       (11,922)         (16,566)
Leases and rentals                                      27,529           24,492
Depreciation and amortization                           81,713           69,444
Interest                                                50,692           36,815
Write down of assets and investigation and
     litigation related costs                            6,420           33,639
Minority interest                                        1,805           (4,075)
                                                   -----------      -----------
Income before income taxes                              66,618           49,762
Provision for income taxes                              26,048           24,661
                                                   -----------      -----------
Net income                                         $    40,570      $    25,101
                                                   ===========      ===========
Earnings per share:
     Basic                                         $      0.57      $      0.34
                                                   ===========      ===========
     Diluted                                       $      0.53      $      0.34
                                                   ===========      ===========
Weighted average shares outstanding:
     Basic                                              71,652           73,652
                                                   ===========      ===========
     Diluted                                            82,277           74,534
                                                   ===========      ===========


                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (In thousands)

                                                       March 31        June 30
                                                         2000           1999
                                                      ----------     ----------
ASSETS

Current assets:
   Cash                                               $   13,081     $   22,258
   Accounts receivable, less allowance for
     doubtful accounts of $91,066 at
     March 31, 2000 and $83,896 at
     June 30, 1999                                       343,018        332,312
   Supplies                                               41,123         39,003
   Other                                                  52,633         46,838
                                                      ----------     ----------
     Total current assets                                449,855        440,411

Property, plant and equipment, at cost:
   Land                                                   89,165         88,157
   Buildings and improvements                            461,696        435,525
   Equipment                                             642,939        584,017
   Construction in progress                               27,122         24,875
                                                      ----------     ----------
                                                       1,220,922      1,132,574
   Less accumulated depreciation                         369,004        297,454
                                                      ----------     ----------
                                                         851,918        835,120

Cost in excess of net assets acquired, net               224,889        226,038
Investments in unconsolidated entities                   250,515        259,709
Other                                                     80,066         70,670
                                                      ----------     ----------
     Total assets                                     $1,857,243     $1,831,948
                                                      ==========     ==========

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                       March 31        June 30
                                                         2000           1999
                                                      ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses              $   93,207     $   96,904
   Accrued salaries and benefits                          66,178         72,558
   Other current liabilities                              31,316         34,841
   Current maturities of long-term debt                    1,026            913
                                                      ----------     ----------
       Total current liabilities                         191,727        205,216

Long-term debt, less current maturities                  877,980        872,213
Deferred income taxes                                     27,555         33,422
Professional liability risks and other
   liabilities and deferrals                              43,384         36,456
Minority interests in consolidated entities               64,405         59,975

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value;
       300,000 shares authorized; 71,167
       issued and outstanding at March 31,
       2000 and 73,166 at June 30, 1999                      712            732
   Additional paid-in capital                            240,689        253,714
   Retained earnings                                     410,791        370,220
                                                      ----------     ----------
                                                         652,192        624,666
                                                      ----------     ----------
       Total liabilities and stockholders' equity     $1,857,243     $1,831,948
                                                      ==========     ==========




                            See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                               Nine Months
                                                             Ended March 31
                                                        ------------------------
                                                           2000           1999
                                                        ---------      ---------
Net cash provided by operating activities               $  93,519      $  81,711

Investing activities:
   Purchase of acquired companies, net of
      working capital settlements                         (20,016)      (216,433)
   Purchase of property, plant and equipment              (79,123)       (96,108)
   Proceeds from sale of assets                             6,906             --
   Other                                                      790           (348)
                                                        ---------      ---------
Net cash used in investing activities                     (91,443)      (312,889)

Financing activities:
   Borrowings under bank debt                             279,800        573,600
   Repayments of bank debt                               (423,400)      (279,000)
   Borrowing under convertible subordinated
      debentures                                          150,000             --
   Change in outstanding checks and overnight
      investment                                           (5,887)        (5,316)
   Proceeds from issuance of common stock, net              5,374          7,238
   Repurchases of common stock                            (18,636)       (48,102)
   Other                                                    1,496        (18,287)
                                                        ---------      ---------
Net cash (used in) provided by financing activities       (11,253)       230,133
                                                        ---------      ---------
Decrease in cash                                           (9,177)        (1,045)
Cash at beginning of period                                22,258         17,549
                                                        ---------      ---------
Cash at end of period                                   $  13,081      $  16,504
                                                        =========      =========
Supplemental cash flow information:
   Interest paid                                        $ (46,645)     $ (31,309)
                                                        =========      =========
   Income taxes paid                                    $ (24,049)     $ (29,684)
                                                        =========      =========





                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Quorum Health Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

On March 31, 2000, the FASB issued its final interpretation of APB Opinion No. 25 "Accounting for Certain Transactions involving Stock Compensation." The interpretation requires variable-award accounting for stock options granted six months before or after the cancellation or settlement of options if the new options have a lower exercise price. The interpretation will be effective July 1, 2000 and covers certain events that occurred after December 15, 1998. No adjustments are to be made to financial statements for periods prior to the effective date and no expense is to be recognized for any additional compensation costs attributable to periods before the effective date.

In March 1999, the Company's board of directors approved a plan to allow employees to exchange "underwater" stock options. These stock options had exercise prices higher than the market price of the Company's common stock. Based on the exchange, on March 26, 1999, the Company canceled 5.2 million options at exercise prices ranging from $12.09 to $33.06 and issued 3.6 million options at an exercise price of $9.00. The effect was to reduce the number of options held to offset the benefit of a lower exercise price. The estimated economic value of the grants was generally unchanged as a result of the exchange. The March 26, 1999 options, under the terms of their agreement, will vest and terminate thirty days after the Company gives notice to its employees that the Company is required to apply variable award accounting to these options. There would be no variable-award accounting for the March 26, 1999 repriced options after termination. The Company also granted 1.4 million options on March 11, 1999. Under the final interpretation of APB 25, the Company believes most of the options granted on that date will be subject to variable award accounting.

As of March 31, 2000, there were a total of 7.5 million stock options outstanding with a weighted average exercise price of $9.13. The Company is currently evaluating all stock option grants to determine which grants will be subject to variable award accounting and the effect of the new interpretation on the Company's earnings.

3.  ACQUISITIONS, JOINT VENTURES AND SALES

Effective March 1, 2000, the Company transferred its operating lease of Clinton County Hospital in Frankfort, Indiana to an Indianapolis, Indiana health care system.

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

Hospital and affiliated business acquisitions are summarized as follows (in thousands):

                                             Nine Months Ended
                                                  March 31
                                          -----------------------
                                            2000           1999
                                          --------      ---------
Fair value of assets acquired             $ 23,655      $ 238,713
Fair value of liabilities assumed           (3,639)       (18,155)
Contributions from minority investors           --         (4,125)
                                          --------      ---------
Net cash used for acquisitions            $ 20,016      $ 216,433
                                          ========      =========

The foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price associated with certain of the acquisitions has been determined by the Company based upon available information and is subject to further refinement.

The operating results of the acquisitions, joint ventures and sales have been consolidated in the accompanying condensed consolidated statements of income for the periods subsequent to acquisition and for the periods prior to sales.

The following unaudited pro forma results of operations give effect to the operations of the joint venture and the entities acquired and sold in fiscal 2000 and 1999 as if the respective transactions had occurred at the beginning of the period presented (in thousands, except per share data):

                              Three Months                Nine Months
                                  Ended                      Ended
                                 March 31                   March 31
                          ---------------------   ---------------------------
                             2000        1999         2000            1999
                          ---------   ---------   -----------     -----------
Net operating revenue     $ 452,429   $ 442,194   $ 1,318,963     $ 1,287,555
Net income                   18,883      20,267        43,141          28,328
Earnings per share:
 Basic                         0.27        0.28          0.60            0.38
 Diluted                       0.24        0.28          0.56            0.38

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

5.  WRITE-DOWN OF ASSETS AND INVESTIGATION AND LITIGATION RELATED COSTS

The Company incurred write-down of assets and investigation and litigation related costs as follows (in thousands):

                                           Three Months           Nine Months
                                               Ended                 Ended
                                             March 31,              March 31,
                                         -----------------     ------------------
                                          2000       1999       2000        1999
                                         ------     ------     ------     -------
Investigation and litigation related
   costs                                 $3,485     $2,664     $6,420     $ 3,766
Write-down of assets                         --         --         --      29,873
                                         ------     ------     ------     -------
Total                                    $3,485     $2,664     $6,420     $33,639
                                         ======     ======     ======     =======

Investigation and litigation related costs related primarily to the qui tam and shareholder actions against the Company (See Note 9).

During the nine months ended March 31, 1999, the Company recorded $25.6 million intangible asset write-downs relating to certain physician practices and a $4.3 million write-down of assets primarily related to Park Medical Center which was subsequently sold. The write-down of assets resulted primarily from (1) the review of expected future cash flows of the Company's physician practices and
(2) the write-down of the carrying value of Park Medical Center to estimated fair value based on divestiture negotiations. The Company's review of its physician practices was a result of recent changes in the physician practice management industry and the accumulation of sufficient historical financial information as a basis for changing estimated future cash flows.

6.  INCOME TAXES

The provision for income taxes for the three months and nine months ended March 31, 2000 and 1999 is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes due to permanent differences and the provision for state income taxes.

7.  EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, and the effect of dilutive securities which are convertible subordinated debentures and stock options. Outstanding options to purchase 0.6 million and 4.4 million shares of common stock for the three months ended March 31, 2000 and 1999, respectively, and 3.5 million and 4.0 million shares of common stock for the nine months ended March 31, 2000 and 1999, respectively, were not included in the computation of earnings per share because the options' exercise prices were greater than the average market price of the common stock.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                    Three Months             Nine Months
                                                       Ended                    Ended
                                                      March 31                March 31
                                                 -------------------     -------------------
                                                  2000        1999        2000        1999
                                                 -------     -------     -------     -------
Numerator:
   Net income                                    $17,337     $18,350     $40,570     $25,101
   Interest expense on convertible
       subordinated debentures, net of taxes       1,370          --       3,198          --
                                                 -------     -------     -------     -------
   Numerator for dilutive earnings
       per share                                 $18,707     $18,350     $43,768     $25,101
                                                 =======     =======     =======     =======
Denominator:
   Shares used for basic earnings
       per share                                  70,849      72,498      71,652      73,652
   Effect of dilutive securities:
       Convertible subordinated debentures        13,333          --      10,370          --
       Stock options                                 408         411         255         882
                                                 -------     -------     -------     -------
   Shares used for dilutive earnings
       per share                                  84,590      72,909      82,277      74,534
                                                 =======     =======     =======     =======
Basic earnings per share                         $  0.24     $  0.25     $  0.57     $  0.34
                                                 =======     =======     =======     =======
Diluted earnings per share                       $  0.22     $  0.25     $  0.53     $  0.34
                                                 =======     =======     =======     =======

8.  STOCKHOLDERS' EQUITY AND STOCK BENEFIT PLANS

During the nine months ended March 31, 2000, the Company repurchased 2.8 million shares of common stock for an aggregate purchase price of $18.6 million. All of these shares were purchased in open market transactions. There are approximately
1.6 million shares remaining for repurchase under the existing 5.0 million share stock repurchase program authorized in October 1998.

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

Litigation

The Company is currently, and from time to time expects to be, subject to claims and suits arising in the ordinary course of business, including claims for personal injuries and breach of management contracts. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. Except for the litigation described below and other litigation, administrative proceedings or investigations which may arise under the False Claims Act or similar laws, the Company is not aware that it is currently a party to any such proceeding which, in management's opinion, if adversely decided, would have a material effect on the Company's results of operations or financial position.

Professional Liability Judgment

On December 17, 1999, a final trial judgment was entered against the Company's subsidiary, Quorum Health Resources, LLC ("QHR"), in the amount of approximately $47 million in the case of David X. and Veronica Rodriguez, Individually and as Next Friends of Cristina Rodriguez, a minor v Quorum Health Resources, LLC, in the 365th District Court, Maverick County, Texas. The lawsuit arose out of the treatment provided beginning July 2, 1994 at Fort Duncan Medical Center, an acute care hospital managed by QHR. QHR is appealing the decision. Interest accrues on the judgment at 10% annually. The Company currently believes that all or a substantial portion of this judgment, if not overturned, will be covered by the Company's insurance carriers and/or other interested parties. However, the Company cannot guarantee that the judgment will be overturned or that the Company will receive any insurance proceeds. If the Company were required to pay the judgment from its own funds, it could have a material adverse effect on the Company.

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

In March 1999, as the Company had requested, the court appointed a mediator to facilitate settlement discussions between the Company and the government. The parties have held several meetings with the mediator.

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

As part of its ongoing discussions, the Company has learned from the same U.S. Attorney that there are two additional unrelated qui tam complaints against the Company alleging Medicare violations at one owned and two managed hospitals. Both matters remain under seal. The government has stated that it intends to investigate these allegations. At this time the Company cannot take a position on how it will respond to these matters.

The Company from time to time may be the subject of additional investigations or a party to additional litigation which alleges violations of law. The Company may not know about such investigations, or about qui tam actions filed against it.

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

On November 2, 1998, a lawsuit was filed against the Company, all of its current directors and two former directors in the U.S. District Court for the Northern District of Alabama. On January 14, 1999, this suit was transferred by agreement of the parties to the U.S. District Court for the Middle District of Tennessee. (M.D. Tenn. No. 3-99-0055) On February 16, 1999, the defendants filed a motion to dismiss the original complaint. The court then granted the plaintiff permission to file a first amended complaint, which, when filed, mooted the original motion to dismiss. On April 30, 1999, the defendants moved to dismiss the first amended complaint. The court on July 1, 1999, granted plaintiff's motion for leave to file a second amended complaint and denied as moot the motion to dismiss the first amended complaint. The second amended complaint asserts four claims: a shareholders' derivative claim for breach of fiduciary duty, a shareholders' derivative claim for violations of the Racketeer Influenced and Corrupt Organizations Act, a shareholders' derivative claim for injunctive relief, and a purported class action claim for breach of fiduciary duty. As the basis for each of these claims, plaintiff alleges that the defendants in 1993 were aware that the Company was filing allegedly false cost reports and that the defendants "mandated" that the illegal acts continue in violation of applicable Medicare and Medicaid laws. The defendants filed a motion to dismiss the second amended complaint, which the court has granted.
The time for plaintiffs to appeal has expired.

The Company cannot at this time predict the effect or outcome of any of the ongoing investigations or the class or qui tam actions. If the Company is found to have violated federal or state laws relating to Medicare, Medicaid or other government programs, then it may be required to pay substantial fines and civil and criminal penalties and also may be excluded from participating in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are or in the future may be substantial. The Company could be subject to substantial costs resulting from defending, or from an adverse outcome in, any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, the Company may choose to negotiate a settlement. Amounts the Company pays to settle any of these matters may be material. Any current or future investigations or actions could have a material adverse effect on the Company's results of operations or financial position.

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

The Company's net revenues, EBITDA, depreciation and amortization, capital expenditures and assets are summarized in the following table (EBITDA is defined as earnings before interest, income taxes, depreciation and amortization expense, minority interest, write-down of assets and investigation and litigation related costs)(in thousands):

                                  Three Months Ended March 31, 2000
                                --------------------------------------
                                   Owned      Management
                                 Hospitals     Services       Total
                                ----------     --------     ----------
Net revenues                    $  420,193     $ 35,429     $  455,622
EBITDA                          $   72,112     $  7,000     $   79,112
Depreciation & amortization     $   28,022     $    446     $   28,468
Capital expenditures            $   21,762     $     32     $   21,794


                                  Three Months Ended March 31, 1999
                                --------------------------------------
                                   Owned      Management
                                 Hospitals     Services       Total
                                ----------     --------     ----------
Net revenues                    $  411,668     $ 36,713     $  448,381
EBITDA                          $   65,120     $  8,118     $   73,238
Depreciation & amortization     $   24,613     $    372     $   24,985
Capital expenditures            $   23,857     $     98     $   23,955

                                   Nine Months Ended March 31, 2000
                                --------------------------------------
                                   Owned      Management
                                 Hospitals     Services       Total
                                ----------     --------     ----------
Net revenues                    $1,214,235     $105,526     $1,319,761
EBITDA                          $  185,448     $ 21,800     $  207,248
Assets                          $1,811,346     $ 45,897     $1,857,243
Depreciation & amortization     $   80,352     $  1,361     $   81,713
Capital expenditures            $   78,499     $    624     $   79,123


                                   Nine Months Ended March 31, 1999
                                --------------------------------------
                                   Owned      Management
                                 Hospitals     Services       Total
                                ----------     --------     ----------
Net revenues                    $1,113,462     $110,357     $1,223,819
EBITDA                          $  159,575     $ 26,010     $  185,585
Assets                          $1,786,904     $ 43,303     $1,830,207
Depreciation & amortization     $   68,307     $  1,137     $   69,444
Capital expenditures            $   95,767     $    341     $   96,108

EBITDA for owned hospitals include equity in earnings of affiliates of $7.0 million and $6.3 million for the three months ended March 31, 2000 and 1999, respectively. EBITDA for owned hospitals include equity in earnings of affiliates of $11.9 million and $16.6 million for the nine months ended March 31, 2000 and 1999, respectively. Assets of owned hospitals include investments in unconsolidated subsidiaries of $250.5 million and $255.8 million at March 31, 2000 and 1999, respectively.

Write-down of assets and investigation and litigation related costs are not included in EBITDA. Investigation and litigation related costs for the three months ended March 31, 2000 are comprised of $0.3 million related to owned hospitals and $3.2 million related to management services. Investigation and litigation related costs for the three months ended March 31, 1999 are comprised of $1.7 million related to owned hospitals and $1.0 million related to management services. Investigation and litigation related costs for the nine months ended March 31, 2000 are comprised of $0.6 million related to owned hospitals and $5.8 million related to management services. Write-down of assets and investigation and litigation related costs for the nine months ended March 31, 1999 is comprised of $32.0 million related to owned hospitals and $1.6 million related to management services.

A reconciliation of EBITDA to income before income taxes follows (in thousands):

                                             Three Months            Nine Months
                                                Ended                   Ended
                                               March 31                March 31
                                         -------------------     ----------------------
                                          2000        1999         2000          1999
                                         -------     -------     --------     ---------
Total EBITDA for reportable segments     $79,112     $73,238     $207,248     $ 185,585
Depreciation and amortization             28,468      24,985       81,713        69,444
Interest expense                          17,079      14,939       50,692        36,815
Write-down of assets and
   investigation and litigation
   related costs                           3,485       2,664        6,420        33,639
Minority interest                          1,612         518        1,805        (4,075)
                                         -------     -------     --------     ---------
Income before income taxes               $28,468     $30,132     $ 66,618     $  49,762
                                         =======     =======     ========     =========

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

         - difficulties in adjusting services and financial systems to the Medicare outpatient prospective payments system;

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

         - difficulties in containing costs in relation to changes in payments from our payors;

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

         -        disruptions from information system conversions;

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

         For the nine months ended March 31, 2000 and 1999, our owned hospitals accounted for 92% and 91% of our net operating revenue, respectively. For the nine months ended March 31, 2000 and 1999, the Dothan, Alabama and Ft. Wayne, Indiana areas (comprised of six hospitals) accounted for approximately 34% and 30% of owned hospital revenue and 53% and 48% of owned hospital EBITDA, respectively. EBITDA means our earnings before interest, income taxes, depreciation and amortization expense, minority interest and write-down of assets and investigation and litigation related costs.

         For the nine months ended March 31, 2000, our net income before write-down of assets and investigation and litigation related costs was 10% lower than the nine months ended March 31, 1999. We believe this was principally due to the following issues:

         -        Lower earnings from our Las Vegas joint venture; and

         - Higher capital costs, consisting primarily of depreciation expense and interest expense.

We also experienced (1) increased discounts to insurance and managed care companies, (2) increased charity care, (3) lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 (BBA
97) and (4) increased supplies expense. This decrease was partially offset by favorable estimated third-party payor settlements for the nine months ended March 31, 2000 compared to unfavorable estimated third-party payor settlements for the nine months ended March 31, 1999. (Estimated third-party payor settlements are discussed under the caption General").

         Our objective is to continue to improve our operating and financial consistency and stability. We plan to use the following operating tactics:

         - Strengthen our owned hospitals by including the addition of a third regional management team in 1999 and building on the calendar 1999 computer system installations and upgrades;

         -        Grow existing markets;

         -        Enhance managed care contracting;

         -        Improve management of accounts receivable/bad debts; and

         -        Focus on cost control.

IMPACT OF ACQUISITIONS, JOINT VENTURES AND SALES

       Effective March 1, 2000, we transferred Clinton County Hospital in Frankfort, Indiana to an Indianapolis, Indiana health care system.

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

LITIGATION

         We are currently, and from time to time expect to be, subject to claims and suits arising in the ordinary course of business, including claims for personal injuries and breach of management contracts. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. Except for the litigation described below and other litigation, administrative proceedings or investigations which may arise under the False Claims Act or similar laws, we are not aware that we are currently a party to any litigation that we believe could have a material adverse effect on our results of operations or financial position.

Professional Liability Judgment

         On December 17, 1999, a final trial judgment was entered against our subsidiary, Quorum Health Resources, LLC ("QHR"), in the amount of approximately $47 million in the case of David X. and Veronica Rodriguez, Individually and as Next Friends of Cristina Rodriguez, a minor v Quorum Health Resources, LLC, in the 365th District Court, Maverick County, Texas. The lawsuit arose out of the treatment provided beginning July 2, 1994 at Fort Duncan Medical Center, an acute care hospital managed by QHR. QHR is appealing the decision. Interest accrues on the judgment at 10% annually. We currently believe that all or a substantial portion of this judgment, if not overturned, will be covered by our insurance carriers and/or other interested parties. However, we cannot guarantee that the judgment will be overturned or that we will receive any insurance proceeds. If we were required to pay the judgment from our own funds, it could have a material adverse effect on us.

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

         In March 1999, as we had requested, the court appointed a mediator to facilitate settlement discussions between us and the government. The parties have held several meetings with the mediator.

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

         As part of our ongoing discussions, we have learned from the same U.S. Attorney that there are two additional unrelated qui tam complaints against us alleging Medicare violations at one owned and two managed hospitals. Both matters remain under seal. The government has told us that it intends to investigate these allegations. At this time we cannot take a position on how we will respond to these matters.

         From time to time we may be the subject of additional investigations. In the future, we may also be a party to additional litigation which alleges that we have violated the law. We may not know about these investigations or about qui tam actions filed against us.

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

         The complaint alleges that defendants violated the Securities Exchange Act of 1934. The plaintiffs claim that we materially inflated our net revenues during the class period by including in those net revenues amounts received from the settlement of cost reports that had allegedly been filed in violation of applicable Medicare regulations years earlier and that, because of this practice, this statement, which first appeared in our Form 10-K filed in September 1996, was false: "The Company believes that its owned hospitals are in substantial compliance with current federal, state, local, and independent review body regulations and standards." In May 1999, we filed a motion to dismiss the complaint. The plaintiffs have filed papers opposing the motion, and the judge has not yet ruled on the motion. We intend to vigorously defend the claims and allegations in this action.

         On November 2, 1998, a lawsuit was filed against us, all of our current directors and two former directors in the U.S. District Court for the Northern District of Alabama. On January 14, 1999, this suit was transferred by agreement of the parties to the U.S. District Court for the Middle District of Tennessee (M.D. Tenn. No. 3-99-0055). On February 16, 1999, the defendants filed a motion to dismiss the original complaint. The court then granted the plaintiff permission to file a first amended complaint, which, when filed, mooted the original motion to dismiss. On April 30, 1999, the defendants moved to dismiss the first amended complaint. The court on July 1, 1999, granted plaintiff's motion for leave to file a second amended complaint and denied as moot the motion to dismiss the first amended complaint. The second amended complaint asserts four claims: a shareholders' derivative claim for breach of fiduciary duty, a shareholders' derivative claim for violations of the Racketeer Influenced and Corrupt Organizations Act, a shareholders' derivative claim for injunctive relief, and a purported class action claim for breach of fiduciary duty. As the basis for each of these claims, plaintiff alleges that the defendants in 1993 were aware that we were filing allegedly false cost reports and that the defendants "mandated" that the illegal acts continue in violation of applicable Medicare and Medicaid laws. The defendants filed a motion to dismiss the second amended complaint, which the court has granted. The time for plaintiffs to appeal has expired.

         It is too early to predict the effect or outcome of any of the ongoing investigations or the class or qui tam actions. If we are found to have violated federal or state laws relating to Medicare, Medicaid or other government programs, then we may be required to pay substantial fines and civil and criminal penalties. We also may be excluded from participating in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are or in the future may be substantial. We could be subject to substantial costs resulting from defending, or from an adverse outcome in, any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. Any current or future investigations or actions could have a material adverse effect on our results of operations or financial position (See Note 9 - Contingencies in the Notes to Condensed Consolidated Financial Statements).

SELECTED OPERATING STATISTICS - OWNED HOSPITALS

         The following table sets forth operating statistics for our owned hospitals for each of the periods presented. Statistics for the three months ended March 31, 2000 include a full period of operations for twenty-one hospitals and the joint ventures and a partial period for one hospital divested. Statistics for the three months ended March 31, 1999 include three months of operations for twenty-one hospitals and the joint ventures and partial periods for one hospital acquired.

         Statistics for the nine months ended March 31, 2000 include a full period of operations for twenty hospitals and the joint ventures, a partial period for one hospital acquired, and a partial period for one hospital divested. Statistics for the nine months ended March 31, 1999 include nine months of operations for eighteen hospitals and the joint ventures and partial periods for three hospitals acquired and one hospital contributed by Col/HCA to a joint venture that we control.

                                              Three Months              Nine Months
                                                 Ended                     Ended
                                                March 31                  March 31
                                          --------------------    ------------------------
                                            2000        1999          2000          1999
                                          --------    --------    ----------    ----------
Number of hospitals                             21          22            21            22
Licensed beds                                4,519       4,955         4,519         4,955
Beds in service                              3,870       4,063         3,870         4,063
Admissions                                  37,926      37,940       108,134       101,273
Average length of stay                         5.6         5.7           5.6           5.6
Patient days                               212,567     216,355       600,465       569,866
Adjusted patient days                      358,499     356,485     1,023,491       966,283
Occupancy rates (licensed beds)               51.0%       48.8%         47.7%         45.4%
Occupancy rates (beds in service)             59.8%       59.5%         55.8%         55.5%
Gross inpatient revenue (in thousands)    $475,638    $459,261    $1,347,415    $1,199,431
Gross outpatient revenue (in thousands)   $326,498    $297,756    $  949,250    $  834,362

RESULTS OF OPERATIONS

      The following table reflects the percentage of net operating revenue represented by various categories in our Condensed Consolidated Statements of Income.

                                         Three Months             Nine Months
                                            Ended                    Ended
                                           March 31                 March 31
                                     -------------------       -------------------
                                      2000         1999         2000         1999
                                     ------       ------       ------       ------
Net operating revenue                 100.0%       100.0%       100.0%       100.0%
Salaries and benefits                  40.6         41.2         41.2         41.8
Reimbursable expenses                   3.7          3.6          3.5          4.1
Supplies                               14.5         13.8         14.5         13.8
Fees                                    9.1          9.5          9.0          9.5
Other expenses                          7.4          7.3          7.3          7.3
Provision for doubtful accounts         6.8          7.6          7.6          7.7
Equity in earnings of affiliates       (1.5)        (1.4)        (0.9)        (1.4)
Leases and rentals                      2.0          2.1          2.1          2.0
Depreciation and amortization           6.2          5.6          6.2          5.7
Interest expense                        3.8          3.3          3.8          3.0
Write-down of assets and
    investigation and litigation
    related costs                       0.8          0.6          0.5          2.7
Minority interest                       0.4          0.1          0.1         (0.3)
                                     ------       ------       ------       ------
Income before income taxes              6.2          6.7          5.1          4.1
Provision for income taxes              2.4          2.6          2.0          2.0
                                     ------       ------       ------       ------
Net income                              3.8%         4.1%         3.1%         2.1%
                                     ======       ======       ======       ======


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999

         Net Operating Revenue. Net operating revenue was $455.6 million for the three months ended March 31, 2000, compared to $448.4 million for the three months ended March 31, 1999. This represents an increase of $7.2 million or 1.6%. We attribute this increase to (1) the acquisition of two hospitals during fiscal 1999 and fiscal 2000 and (2) a 2.8% increase in same store hospital net operating revenue. "Same store hospitals" was calculated by comparing the same periods in both fiscal periods for hospitals owned for one year or more. The increase in net operating revenue was partially offset by the sale of two hospitals in fiscal 1999 and fiscal 2000, and a 3.5% decrease in revenue from our hospital management services.

         We attribute the 2.8% same store net operating revenue increase principally to (1) increases in outpatient revenue, (2) a 0.5% increase in same store admissions, (3) price increases and (4) increased favorable estimated settlements from the government under Medicare and Medicaid programs and from insurance and managed care companies during the three months ended March 31, 2000 compared to the three months ended March 31, 1999.(Estimated third-party payor settlements are discussed under the caption "General"). Our same store net operating revenue would have increased more, except for (1) increased discounts to insurance and managed care companies and increased charity care and (2) lower payments from the government under the Medicare program as a result of BBA 97.

         Salaries and Benefits, Reimbursable Expenses, Supplies, Fees, Provision for Doubtful Accounts and Other Operating Expenses. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses totaled $374.3 million for the three months ended March 31, 2000, compared to $372.2 million for the three months ended March 31, 1999. This represents an increase of $2.1 million or 0.6%. These expenses as a percentage of net operating revenue decreased to 82.1% for the three months ended March 31, 2000 from 83.0% for the three months ended March 31, 1999. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses as a percentage of net operating revenue for our owned hospitals totaled 82.5% for the three months ended March 31, 2000, compared to 83.6% for the three months ended March 31, 1999. For our same store hospitals, these expenses as a percentage of net operating revenue decreased to 82.1% for the three months ended March 31, 2000, from 82.3% for the three months ended March 31, 1999.

         We attribute the same store hospital decrease in these expenses as a percent of net operating revenue primarily to our growth in net operating revenue, as discussed above, and our overall improvement in containing our costs in proportion to our revenue growth. Our owned hospitals, hospital management services and corporate office have cost containment programs to reduce costs. We attempt to mitigate the impact of salaries and wage rate pressures through improved productivity. We reduced our bad debt expense by improving cash collections. During calendar 1999, many of our hospitals completed patient accounting computer systems conversions or major upgrades to their systems which had strained our business office resources. One of our key operating tactics is to improve the management of accounts receivable/bad debts. We believe our improved cash collections are due to training, best practices and problem solving through user groups, applying more resources and enhanced incentive programs. We continued to focus our efforts on collecting older accounts in addition to collecting current accounts receivable. Our decrease in same store hospital expenses as a percent of net operating revenue was partially offset by increases in supplies expense due to new products and technology, primarily drugs, implants and blood. We are focusing efforts on improving our supplies utilization and are attempting to negotiate from managed care companies additional payments for high cost supplies.

         Equity in Earnings of Affiliates. Equity in earnings of affiliates represents our share of earnings from joint ventures in which we hold a minority interest. Equity in earnings of affiliates was $7.0 million for the three months ended March 31, 2000, compared to $6.3 million for the three months ended March 31, 1999, an increase of $0.7 million. Equity in earnings of affiliates represented 1.5% of our net operating revenue for the three months ended March 31, 2000, compared to 1.4% of our net operating revenue for the three months ended March 31, 1999. This increase was due primarily to higher earnings at our Macon joint venture which was partially offset by lower earnings at our Las Vegas joint venture.

         Leases and Rentals. Leases and rentals were $9.2 million for the three months ended March 31, 2000, compared to $9.2 million for the three months ended March 31, 1999. Leases and rentals as a percentage of net operating revenue decreased to 2.0% for the three months ended March 31, 2000 from 2.1 % for the three months ended March 31, 1999.

         Depreciation and Amortization. Depreciation and amortization expense was $28.5 million for the three months ended March 31, 2000, compared to $25.0 million for the three months ended March 31, 1999. This represents an increase of $3.5 million, or 13.9%. We attribute this increase primarily to (1) the acquisition of two hospitals during fiscal 1999 and fiscal 2000 and (2) depreciation related to routine capital expenditures, including medical equipment, information technology and Year 2000 capital expenditures. This increase was partially offset by a decrease in depreciation and amortization expense related to the sale of two hospitals in fiscal 1999 and fiscal 2000. Depreciation and amortization expense as a percentage of net operating revenue increased to 6.2% for the three months ended March 31, 2000 from 5.6% for the three months ended March 31, 1999.

         Interest Expense. Interest expense for the three months ended March 31, 2000 was $17.1 million, compared to $14.9 million for the three months ended March 31, 1999, an increase of $2.2 million, or 14.3%. Interest expense as a percentage of net operating revenue increased to 3.8% for the three months ended March 31, 2000 from 3.3% for the three months ended March 31, 1999. The increase was due principally to an increase in the interest rates of our revolving line of credit. The interest rate increase was due to higher LIBOR rates, higher pricing due to a March 1999 amendment, and a higher pricing tier due to calendar 1999 acquisitions and stock repurchases. This increase was partially offset by the issuance of convertible subordinated debentures in August 1999 at 6%, which is lower than our revolving line of credit interest rates, and the effect of our interest rate swap agreements.

         Investigation and Litigation Related Costs. During the three months ended March 31, 2000 and 1999, respectively, we incurred investigation and litigation related costs of approximately $3.5 million and $2.7 million (See
Note 5 - Write Down of Assets and Investigation and Litigation Related Costs in the Notes to Condensed Consolidated Financial Statements).

         Minority Interest Expense. Minority interest expense was $1.6 million for the three months ended March 31, 2000, compared to $0.5 million for the three months ended March 31, 1999, an increase of $1.1 million. Minority interest expense as a percentage of net operating revenue was 0.4% for the three months ended March 31, 2000, compared to 0.1% for the three months ended March 31, 1999. We attribute this change primarily to improved profitability of one market with minority investors.

         Income Taxes. The provision for income taxes for the three months ended March 31, 2000 was $11.1 million compared to $11.8 million for the three months ended March 31, 1999, a decrease of $0.7 million, or 5.5%. Our effective income tax rate was 39.1% for both periods.

         Net Income. Net income for the three months ended March 31, 2000 was $17.3 million, compared to $18.4 million for the three months ended March 31, 1999, a decrease of $1.1 million, or 5.5%. Net income as a percentage of net operating revenue was 3.8% for the three months ended March 31, 2000, compared to 4.1% for the three months ended March 31, 1999. Excluding the investigation and litigation related costs, net income as a percentage of net operating revenue was 4.3% for the three months ended March 31, 2000, compared to 4.5% for the three months ended March 31, 1999.

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

         Net Operating Revenue. Net operating revenue was $1,319.8 million for the nine months ended March 31, 2000, compared to $1,223.8 million for the nine months ended March 31, 1999. This represents an increase of $96.0 million or 7.8%. We attribute this increase to (1) the acquisition of four hospitals during fiscal 1999 and fiscal 2000, (2) the hospital contributed by Col/HCA in fiscal 1999 to a joint venture that we control and (3) a 3.3% increase in same store hospital net operating revenue. The increase in net operating revenue was partially offset by the sale of two hospitals in fiscal 1999 and fiscal 2000, and a 4.4% decrease in revenue from our hospital management services.

         We attribute the 3.3% same store net operating revenue increase principally to (1) a 0.9% increase in same store admissions, (2) price increases, (3) increases in outpatient revenue and (4) favorable estimated settlements from the government under Medicare and Medicaid programs and from insurance and managed care companies for the nine months ended March 31, 2000 compared to unfavorable estimated third-party payor settlements for the nine months ended March 31, 1999. Our same store net operating revenue would have increased more, except for (1) increased discounts to insurance and managed care companies and increased charity care and (2) lower payments from the government under the Medicare program as a result of BBA 97.

         Salaries and Benefits, Reimbursable Expenses, Supplies, Fees, Provision for Doubtful Accounts and Other Operating Expenses. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses totaled $1,096.9 million for the nine months ended March 31, 2000, compared to $1,030.3 million for the nine months ended March 31, 1999. This represents an increase of $66.6 million or 6.5%. These expenses as a percentage of net operating revenue decreased to 83.1% for the nine months ended March 31, 2000 from 84.2% for the nine months ended March 31, 1999. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses as a percentage of net operating revenue for our owned hospitals totaled 83.6% for the nine months ended March 31, 2000, compared to 85.2% for the nine months ended March 31, 1999. For our same store hospitals, these expenses as a percentage of net operating revenue decreased to 82.9% for the nine months ended March 31, 2000, from 84.2% for the nine months ended March 31, 1999.

         We attribute the same store hospital decrease in these expenses as a percent of net operating revenue primarily to our growth in net operating revenue, as discussed above, and our overall improvement in containing our costs in proportion to our revenue growth. Our owned hospitals, hospital management services and corporate office have implemented cost containment programs to reduce costs, to mitigate the impact of salaries and wage rate pressures through increased productivity and to improve management of accounts receivable/bad debts. Our decrease in same store hospital expenses as a percent of net operating revenue was partially offset by increases in supplies expense due to new products and technology, primarily drugs, implants and blood. We are focusing efforts on improving our supplies utilization and are attempting to negotiate from managed care companies additional payments for high cost supplies.

         Equity in Earnings of Affiliates. Equity in earnings of affiliates was $11.9 million for the nine months ended March 31, 2000, compared to $16.6 million for the nine months ended March 31, 1999, a decrease of $4.7 million. Equity in earnings of affiliates represented 0.9% of our net operating revenue for the nine months ended March 31, 2000, compared to 1.4% of our net operating revenue for the nine months ended March 31, 1999. This decrease was due primarily to lower earnings at our Las Vegas joint venture.

         Leases and Rentals. Leases and rentals were $27.5 million for the nine months ended March 31, 2000, compared to $24.5 million for the nine months ended March 31, 1999, an increase of $3.0 million, or 12.4%. Leases and rentals as a percentage of net operating revenue increased to 2.1% for the nine months ended March 31, 2000, compared to 2.0% for the nine months ended March 31, 1999. This increase was due primarily to an increase in assets leased under our end loaded lease financing agreement in connection with hospital acquisitions in fiscal 1999.

         Depreciation and Amortization. Depreciation and amortization expense was $81.7 million for the nine months ended March 31, 2000, compared to $69.4 million for the nine months ended March 31, 1999. This represents an increase of $12.3 million, or 17.7%. We attribute this increase primarily to (1) the acquisition of four hospitals during fiscal 1999 and fiscal 2000, (2) the hospital contributed by Columbia/HCA in fiscal 1999 to a joint venture that we control, (3) the opening of a replacement facility in Florence, South Carolina in November 1998 and (4) depreciation related to routine capital expenditures, including medical equipment, information technology and Year 2000 capital expenditures. This increase was partially offset by a decrease in depreciation and amortization expense related to the sale of two hospitals in fiscal 1999 and fiscal 2000 and amortization expense related to the physician practice intangibles which were written off in December 1998.

Depreciation and amortization expense as a percentage of net operating revenue increased to 6.2% for the nine months ended March 31, 2000 from 5.7% for the nine months ended March 31, 1999.

         Interest Expense. Interest expense for the nine months ended March 31, 2000 was $50.7 million, compared to $36.8 million for the nine months ended March 31, 1999, an increase of $13.9 million, or 37.7%. Interest expense as a percentage of net operating revenue increased to 3.8% for the nine months ended March 31, 2000 from 3.0% for the nine months ended March 31, 1999. The increase was due principally to (1) additional borrowings related to fiscal 1999 and fiscal 2000 acquisitions, share repurchases, and the opening of the replacement facility in November 1998 and (2) an increase in the interest rates of our revolving line of credit. The interest rate increase was due to higher LIBOR rates, higher pricing due to a March 1999 amendment, and a higher pricing tier due to calendar 1999 acquisitions and stock repurchases. This increase was partially offset by the issuance of convertible subordinated debentures in August 1999 at 6%, which is lower than our revolving line of credit interest rates, and the effect of our interest rate swap agreements.

         Write-Down of Assets and Investigation and Litigation Related Costs. During the nine months ended March 31, 2000 and 1999, respectively, we incurred investigation and litigation related costs of approximately $6.4 million and $3.8 million. In addition, we recorded a $29.9 million write down of assets in the nine months ended March 31, 1999 (See Note 5 - Write Down of Assets and Investigation and Litigation Related Costs in the Notes to Condensed Consolidated Financial Statements).

         Minority Interest Expense (Income). Minority interest expense was $1.8 million for the nine months ended March 31, 2000, compared to income of $4.1 million for the nine months ended March 31, 1999, a change of $5.9 million. Minority interest expense as a percentage of net operating revenue was 0.1% for the nine months ended March 31, 2000, compared to income of 0.3% for the nine months ended March 31, 1999. We attribute this change primarily to the intangible asset write-downs during the nine months ended March 31, 1999 and improved profitability of one market with minority investors.

         Income Taxes. The provision for income taxes for the nine months ended March 31, 2000 was $26.0 million compared to $24.7 million for the nine months ended March 31, 1999, an increase of $1.3 million, or 5.6%. Excluding the asset write-downs, our effective income tax rate was 39.1% for both periods. The asset write-downs were tax effected at 21.0% due to the effect of certain permanent nondeductible intangible assets.

         Net Income. Net income for the nine months ended March 31, 2000 was $40.6 million, compared to $25.1 million for the nine months ended March 31, 1999, an increase of $15.5 million, or 61.6%. Net income as a percentage of net operating revenue was 3.1% for the nine months ended March 31, 2000, compared to 2.1% for the nine months ended March 31, 1999. Excluding the write-down of assets and investigation and litigation related costs, net income as a percentage of net operating revenue was 3.4% for the nine months ended March 31, 2000, compared to 4.0% for the nine months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, our working capital was $258.1 million. Our ratio of current assets to current liabilities was 2.3 to 1.0 at March 31, 2000 compared to 2.1 to 1.0 at June 30, 1999.

Cash Flows

         Our principal sources of cash are net cash provided by operating activities and cash available under our bank revolving line of credit facility. Our principal uses of cash are hospital acquisitions, capital expenditures, payments of principal and interest on our long-term debt and share repurchases.

         Accounts receivable collections contribute significantly to our cash flow from operating activities. The billing and collection of accounts receivable by hospitals is very difficult because of the complexity of Medicare and Medicaid regulations, increases in managed care, hospital personnel turnover including business office managers, computer system conversions by hospital and government authorities, dependence of hospitals on physician documentation of medical records, and the subjective judgement involved in submitting and collecting Medicare and Medicaid bills. Our cash flow can also be affected by temporary delays in billing Medicare and Medicaid accounts receivable while waiting for the government to process hospital change in ownership forms. There can be no assurance that this complexity will not negatively impact our future cash flow or results of operations.

         Nine Months Ended March 31, 2000 Cash Flows Compared To Nine Months Ended March 31, 1999 Cash Flows. Cash provided by operating activities totaled $93.5 million for the nine months ended March 31, 2000, compared to $81.7 million for the nine months ended March 31, 1999. This represents an increase of $11.8 million, or 14.4%, which was due primarily to higher EBITDA, cash distributions received from our Macon and Las Vegas joint ventures and increased accounts receivable collections. This increase was partially offset by increased payments on accounts payable and accrued expenses.

         EBITDA. EBITDA(1) for the three months ended March 31, 2000 was $79.1 million, compared to $73.2 million for the three months ended March 31, 1999, an increase of $5.9 million or 8.0%. EBITDA as a percentage of net operating revenue was 17.4% for the three months ended March 31, 2000, compared to 16.3% for the three months ended March 31, 1999. EBITDA as a percentage of net operating revenue for our owned hospitals was 17.2% for the three months ended March 31, 2000, compared to 15.8% for the three months ended March 31, 1999. EBITDA as a percentage of net operating revenue for our same store hospitals was 16.0% for the three months ended March 31, 2000, compared to 15.7% for the three months ended March 31, 1999. EBITDA as a percentage of net operating revenue for our management services business was 19.8% for the three months ended March 31, 2000, compared to 22.1% for the three months ended March 31, 1999. We attribute the increase in consolidated EBITDA principally to (1) growth in net operating revenue, (2) overall improvement in containing our costs, in proportion to our revenue growth and (3) our ongoing portfolio review which resulted in divesting two hospitals in fiscal 1999 and fiscal 2000. The EBITDA increase was partially offset by (1) discounts to insurance and managed care companies and (2) the impact of BBA 97.

         EBITDA for the nine months ended March 31, 2000 was $207.2 million, compared to $185.6 million for the nine months ended March 31, 1999, an increase of $21.6 million or 11.7%. EBITDA as a percentage of net operating revenue was 15.7% for the nine months ended March 31, 2000, compared to 15.2% for the nine months ended March 31, 1999. EBITDA as a percentage of net operating revenue for our owned hospitals was 15.3% for the nine months ended March 31, 2000, compared to 14.3% for the nine months ended March 31, 1999. EBITDA as a percentage of net operating revenue for our same store hospitals was 15.3% for the nine months ended March 31, 2000, compared to 14.0% for the nine months ended March 31, 1999. EBITDA as a percentage of net operating revenue for our management services business was 20.7% for the nine months ended March 31, 2000, compared to 23.5% for the nine months ended March 31, 1999. We attribute the increase in consolidated EBITDA principally to (1) the increase in net operating revenue and
(2) overall improvement in containing our costs, in proportion to our revenue growth. The EBITDA increase was partially offset by (1) discounts to insurance and managed care companies (2) the impact of BBA 97 and (3) the decrease in equity in earnings of affiliates.

--------
         (1) EBITDA is commonly used as an analytical indicator, and also serves as a measure of indebtedness capacity and debt service ability. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Capital Expenditures

         Capital expenditures excluding acquisitions for the nine months ended March 31, 2000 totaled $79.1 million. These capital expenditures consisted of the construction of two hospitals of $5.0 million and routine capital expenditures of $74.1 million. We expect to make routine capital expenditures for fiscal 2000 and fiscal 2001 of approximately $100 million before acquisitions and before construction of new or replacement hospitals. We are constructing a replacement hospital in Vicksburg, Mississippi and a new acute-care hospital in Ft. Wayne, Indiana. The Vicksburg hospital has a total project cost of approximately $110 million with an expected completion date of summer 2002. The Ft. Wayne hospital has a total project cost of approximately $45 million with an expected completion date of summer 2001. We expect to make construction capital expenditures of approximately $15 million for fiscal 2000 and approximately $85 million for fiscal 2001.

         Capital expenditures excluding acquisitions for the nine months ended March 31, 1999 totaled $96.1 million. These capital expenditures consisted of the construction of a replacement hospital and two medical office buildings in Florence, South Carolina of approximately $32.6 million and routine capital expenditures of $63.5 million.

Capital Resources

         Our revolving credit facility consists of an $850.0 million credit facility expiring November 26, 2002, which coincides with the expiration date of our end loaded lease facility. On November 26 of each year, we can request an incremental one-year extension, which is subject to approval of all of the lenders. The credit facility bears interest at our option at generally the lender's base rate, swing-line rate or a fluctuating rate ranging from .55 to
1.55 percentage points above LIBOR. Also, we pay a facility fee ranging from .20 to .45 percentage points on the commitment. The interest rate margins and facility fee rates are based on our leverage ratio. Substantially all stock of our subsidiaries has been pledged under the terms of the credit facility. We may prepay the amount outstanding at any time. At April 30, 2000, we had approximately $284.9 million committed and undrawn under our credit facility.

         We also have a $150.0 million end loaded lease financing agreement to provide a financing option for acquisition and/or construction. The interest rate margins and facility fee rates are substantially similar to those under our credit facility. Under this agreement, we have guaranteed all lease payments, including contingent lease payments, of up to 85% of the amount utilized under this agreement. At April 30, 2000, we had approximately $4.5 million available under this agreement.

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

         The credit facilities governing our revolving line of credit and senior subordinated notes contain certain financial covenants including but not limited to a limitation on debt levels, the prohibition of dividend payments and other distributions and restrictions on investments, repurchases of common stock, asset dispositions, the ability to merge or consolidate with or transfer assets to another entity, and the maintenance of various financial ratios, including a net worth ratio, a fixed charge ratio and a leverage ratio. The amount available under our revolving line of credit is based on our leverage ratio and was approximately $200 million at March 31, 2000.

         During the ten months ended April 30, 2000, we repurchased 2.8 million shares of our common stock for an aggregate purchase price of $18.6 million. We repurchased all of these shares in open market transactions. There are approximately 1.6 million shares remaining for repurchase under the existing 5.0 million share repurchase program authorized in October 1998.

         On March 31, 2000, the FASB issued its final interpretation of APB Opinion No. 25 "Accounting for Certain Transactions involving Stock Compensation." The interpretation requires variable-award accounting for stock options granted six months before or after the cancellation or settlement of options if the new options have a lower exercise price. The interpretation will be effective July 1, 2000 and covers certain events that occurred after December 15, 1998. No adjustments are to be made to financial statements for periods prior to the effective date and no expense is to be recognized for any additional compensation costs attributable to periods before the effective date.

         In March 1999, our board of directors approved a plan to allow employees to exchange "underwater" stock options. These stock options had exercise prices higher than the market price of our common stock. Based on the exchange, on March 26, 1999, we canceled 5.2 million options at exercise prices ranging from $12.09 to $33.06 and issued 3.6 million options at an exercise price of $9.00. The effect was to reduce the number of options held to offset the benefit of a lower exercise price. The estimated economic value of the grants was generally unchanged as a result of the exchange. The March 26, 1999 options, under the terms of their agreement, will vest and terminate thirty days after we give notice to our employees that we are required to apply variable award accounting to these options. There will be no variable-award accounting for the March 26, 1999 repriced options after termination. We also granted 1.4 million options on March 11, 1999. Based on the proposed interpretation of APB 25, the March 11, 1999 options would not have been subject to variable award accounting. Under the final interpretation of APB 25, we believe most of the options granted on March 11, 1999 will be subject to variable award accounting because we reduced the number of repriced options in return for repricing.

         As of April 30, 2000, there were 7.5 million options outstanding with a weighted average exercise price of $9.13. We are currently evaluating all stock option grants to determine which will be subject to variable award accounting and the effect of the new interpretation on our earnings.

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

         The health care industry is labor intensive. This means that our owned hospitals need many employees, who we pay salaries and other benefits. These salaries and benefits increase during periods of inflation and shortages of qualified potential employees. In addition, our suppliers raise prices. We cannot assure you that we will be able to offset or control future cost increases.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

       Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50%-75% of our debt at a fixed rate, either by borrowing on a long-term basis or entering into interest rate swaps. Interest rate swaps are contracts which allow us to periodically exchange fixed and floating interest rate payments over the life of the agreements. Floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time we execute the swap agreement. Our policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. One of our swap agreements allows the counter party a one-time option at the end of the initial term to cancel the agreement. If our counter parties do not comply with their obligations under our financial instruments, we may suffer losses. Our counter parties are creditworthy financial institutions and we anticipate that they will be able to fully satisfy their obligations under the contracts. For the nine months ended March 31, 2000 and 1999, we received a weighted average rate of 5.7% and 5.4% and paid a weighted average rate of 5.9% and 5.7%, respectively.

       The following table presents information about our market-sensitive financial instruments, including long-term debt and interest rate swaps as of March 31, 2000. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date and weighted average interest rates based on rates in effect at March 31, 2000. We determined the fair values of long-term debt and interest rate swaps based on quoted market prices at March 31, 2000 for the same or similar issues.

                    Maturity Date, Fiscal Year Ending June 30
                 ----------------------------------------------
                              (Dollars in millions)
                                                                                        March 31,
                                                                                          2000
                                                                  There-              Fair Value of
                           2000    2001     2002    2003   2004    after    Total      Liabilities
                          ------  ------   ------  ------ ------   ------   ------    -------------
Long-term debt:
Fixed rate long-term
   debt                   $  0.4  $  0.8   $  0.6  $  0.6 $  0.6   $301.6   $304.6        $294.1
Average interest rates       7.6%    7.7%     7.7%    7.7%   7.8%     7.4%
Variable rate long-
   term debt                                       $574.4                   $574.4        $574.4
Average interest rates                                7.2%
Interest rate swaps:
Pay fixed/receive
 variable notional
 amounts                                   $200.0  $200.0                   $400.0        $(10.2)
Average pay rate                              6.0%    5.7%
Average receive rate                          6.2%    6.2%


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

         There were no increases in the Medicare inpatient operating payment rates to acute care hospitals for services from October 1, 1997 through September 30, 1998. Medicare inpatient operating payment rates increased 0.5% for October 1, 1998 through September 30, 1999 and 1.1% for October 1, 1999 through September 30, 2000. These increases are less than inflation and subsequent increases are also expected to be less than inflation. Also, the threshold to qualify for additional payments for treating costly inpatient cases (outliers) increased, resulting in decreased payments to hospitals effective October 1, 1999. Payments for Medicare outpatient services, home health services and skilled nursing facility services historically have been paid based on costs, subject to certain adjustments and limits. BBA 97 required that the payment for those services be converted to prospective payment systems (PPS). PPS for skilled nursing facilities began for cost reporting periods beginning on and after July 1, 1998. The Health Care Financing Administration's (HCFA) current plan is to implement PPS for outpatients on July 1, 2000 and for home health on October 1, 2000.

         Due to BBA 97, we received lower Medicare payments for outpatient services and home health visits. We also had lower payments under PPS for skilled nursing facilities. The reduction in home health payments resulted in a decline in our home health volumes of 11.1% and 53.0% for the nine months ended March 31, 2000 and March 31, 1999, respectively, compared to the prior year periods. In response to BBA 97, we have consolidated certain home health agencies and skilled nursing facilities, reduced costs at our home health agencies and skilled nursing facilities and ceased admitting patients to skilled nursing facilities at three hospitals.

         On November 29, 1999 the President signed into law the Medicare, Medicaid, and State Children's Health Insurance Programs Balanced Budget Refinement Act of 1999 (BBRA). For us, the most significant provision of BBRA is a requirement to eliminate the BBA 97 5.7% reduction in outpatient payments and to partially subsidize losses in the first 3 1/2 years of the new Medicare outpatient PPS.

         On April 7, 2000, HCFA released its final rule on Medicare outpatient PPS. HCFA estimated that hospital outpatient payments under the new outpatient PPS system will be 4.6% more than hospitals would have received under the current system. HCFA's estimate was based on 1996 data. This data excluded a substantial number of the industry's claims from the claim population.

         We estimate that approximately 6% of our net patient revenue will transition to Medicare outpatient PPS. Medicare outpatient PPS is a complex system requiring many changes in our systems and processes. We are not aware of any software currently available that includes the final outpatient PPS payment rules. Until we have software which allows us to process current claims using the final rules, it will be difficult for us to estimate the effect of Medicare outpatient PPS.

         We have a steering committee at our corporate office and each owned hospital to coordinate our transition plan to Medicare outpatient PPS. We are in the process of addressing the following issues:

         -        We are educating our staff, physicians, patients and vendors.

         - We have ambulatory payment classification (APC) grouper software. This software contains the proposed rules and is being updated by the vendor to incorporate the final rules.

         -        We are educating outpatient coders and billers.

         -        We are reviewing and updating our chargemasters.

         - We are reviewing our methodology to record outpatient PPS net revenue in our financial statements.

         Our billing system vendors have not released the updated APC versions of their software, which includes the interfaces with the APC grouper software. As a result, we have not yet been able to evaluate our ability to process claims under outpatient PPS. Our most common billing system is HBOC Star, and this vendor says that its system updates will be released in June. For the other systems, we are working with the vendors to determine their status. Our ability to analyze outpatient product lines, analyze the impact of changes on patient coinsurance and analyze the financial impact of outpatient PPS is limited until additional software and data are available.

         We cannot assure you that the systems of third party vendors on which we rely will be upgraded for Medicare outpatient PPS on a timely basis or released in time for us to install and test the upgrades before July 1, 2000. We also cannot assure you that the fiscal intermediaries will be ready to process payments under the new system. If the government implements the system as planned on July 1, 2000, the industry, software vendors and the government intermediaries will have had less than three months to implement the final rules. There are various contingency plans under discussion to implement outpatient PPS on July 1, 2000 even if HCFA, fiscal intermediaries, software vendors and/or providers are not ready. These contingency plans tend to address alleviating interruptions in payments to hospitals. They may or may not adequately address the technical problems of processing millions of individual claims without systems to accurately calculate outpatient PPS payments. The difficulties could include not being able to calculate each patient's coinsurance, which means we could not request payment from the patients.

         We cannot assure you that the implementation of Medicare outpatient PPS will not have a material adverse effect on our results of operations or financial condition.

         The federal government originally estimated that BBA 97 would reduce Medicare spending by approximately $115 billion. In July 1999, the federal government revised its estimate to $218 billion. In November 1999, the federal government lowered its estimate to $203 billion due to the positive impact of BBRA. In January 2000, the federal government further revised its estimate to $265 billion. BBA 97 has reduced our ability to maintain our historical rate of net revenue growth and operating margins. We believe the most significant payment reductions were phased in by October 1, 1998. BBA 97 and further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and our hospitals. We expect continuing pressure to limit expenditures by governmental health care programs.

         We are continuing to experience an increase in managed care discounts. Managed care includes indemnity insurance and employer plans which pay less than full charges, health maintenance organizations, preferred provider organizations and various other forms of managed care. An increasing number of payers are actively negotiating amounts paid to hospitals, which are lower than the hospitals' standard rates. Additionally, some managed care payers pay less than the negotiated rate which, if undetected, results in lower net revenues. To assist the owned hospital management teams in evaluating and negotiating contracts and obtaining better pricing, we employ managed care experts. In several markets, we have canceled contracts with PPOs who allow discounts we believe are not justified. We are reviewing other markets for similar activity. Additionally, we are beginning to use managed care information systems in four of our owned hospitals to improve the information available to management and to help ensure that we are paid at the contracted amounts. We expect to install these systems in fourteen additional owned hospitals in phases with most hospitals having basic functionality during calendar year 2000. We plan to install these systems in the remaining three owned hospitals by June 30, 2001. The trend toward managed care has and may continue to adversely affect our ability to grow net operating revenue and improve operating margins.

         Our acute care hospitals, like most acute care hospitals in the United States, have significant unused capacity. The result is substantial competition for patients and physicians. Inpatient volumes continue to be negatively affected by payer-required pre-admission authorization and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Over the long term, we expect the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. More outpatient procedures are now being provided in physician's offices. We expect increased competition and admission constraints to continue. Our ability to successfully respond to these trends, as well as spending reductions in governmental health care programs, will be significant in determining our ability to grow net operating revenue and improve operating margins.

         Outpatient revenue of our owned hospitals was approximately 41.3% and 40.4% of gross patient service revenue for the nine months ended March 31, 2000 and 1999, respectively.

         We face competition in acquiring hospitals from a number of well-capitalized organizations. National studies indicate that acute care hospital margins peaked in 1998 and are expected to decline for the next several years. The pricing expected by hospital sellers may not yet reflect lower margins. Additionally, some hospitals are sold through an "auction" process, which may result in competitors paying higher prices for those properties than we believe is reasonable. Many states have implemented review processes by the Attorneys General of not-for-profit hospital acquisitions, resulting in delays to close an acquisition. We believe that trends in the health care industry described above may create possible future acquisition opportunities. In light of changes in payments from Medicare and managed care payers, increased pricing pressures for acquired hospitals and the substantial number of transactions completed in fiscal 1999, we intend to be selective in pursuing acquisitions. There can be no assurances that we can continue to grow through hospital acquisitions and successfully integrate acquired hospitals into our system.

         In accordance with generally accepted accounting principles, we estimate settlements with third party payers. These estimates are based on assumptions and affect the amounts we report in our financial statements. For example, we report net patient service revenue at net amounts we expect to receive from our hospital patients, third party payers, and others for services rendered, including estimated retroactive adjustments under agreements with third party payers. We make estimates of settlements under agreements with third party payers in the period we provide the related services. We then adjust the settlements as final settlements are determined or additional information is obtained from the third party payer. Our quarterly or annual operating results fluctuate based on the timing and amount of changes in estimates.

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

      (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    QUORUM HEALTH GROUP, INC.
                                    (Registrant)



Date: May 15, 2000                  By: /s/ Terry Allison Rappuhn
                                        --------------------------
                                        Terry Allison Rappuhn
                                        Senior Vice President
                                        & Chief Financial Officer

                                  Exhibit Index

Exhibit No.

10.25.2. Third Amendment, dated as of April 13], 2000, to Group Purchasing Organization Participating Agreement between Premier Purchasing Partners, L.P., f/k/a APS Healthcare Purchasing Partners, L.P.,dated November 30, 1995.

27                Financial Data Schedule (SEC use only)