Form 10-K
period 2000-06-30
QUORUM HEALTH GROUP INC
filed 2000-09-28
CIK 854694

                                    FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                   OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM            TO
                                             ----------    ----------

                     Commission file number 000-22766
                           QUORUM HEALTH GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                   62-1406040
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

                          COMMON STOCK, PAR VALUE $.01

                                 TITLE OF CLASS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $847,922,486 as of September 22, 2000. The number of Shares of Common Stock outstanding as of such date was 71,471,279.

         The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K: Registrant's definitive proxy materials for its 2000 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS

ITEM 1.           BUSINESS...................................................................................  5
                  Who We Are.................................................................................  5
                  What We Do.................................................................................  5
                  Our Owned Hospital Markets.................................................................  6
                  Our Business Strategy......................................................................  6
                  Recent Developments-Strategic Alternatives.................................................  7
                  Owned Hospitals............................................................................  8
                  Hospital Management Services............................................................... 14
                  National Supply Contracts.................................................................. 15
                  Government Regulation...................................................................... 16
                  Payment.................................................................................... 19
                  Competition................................................................................ 22
                  Employees and Medical Staffs............................................................... 23
                  Professional Liability..................................................................... 23
ITEM 2.           PROPERTIES................................................................................. 23
ITEM 3.           LEGAL PROCEEDINGS.......................................................................... 24
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................ 27
ITEM 5.           MARKET FOR COMPANY'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS................................................................ 27
ITEM 6.           SELECTED FINANCIAL DATA.................................................................... 27
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION......................................................... 29
                  Forward-Looking Information................................................................ 29
                  Strategic Alternatives..................................................................... 30
                  Overview................................................................................... 30
                  Impact of Acquisitions, Joint Ventures and Sales........................................... 31
                  Results of Operations...................................................................... 32
                  Liquidity and Capital Resources............................................................ 38
                  Seasonality and Inflation.................................................................. 42
                  Market Risks Associated With Financial
                  Instruments................................................................................ 43
                  Litigation................................................................................. 44
                  General.................................................................................... 47
ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................. 51
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................ 51
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE..................................................... 51
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS........................................................... 51
ITEM 11.          EXECUTIVE COMPENSATION..................................................................... 51

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................................................. 52
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................. 52
ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K........................................................................................ II-1
SIGNATURES................................................................................................... Sig-1

                                     PART I

ITEM 1.  BUSINESS

                                    OVERVIEW

WHO WE ARE

         Quorum Health Group, Inc. is a leading provider of health care services through our owned acute care hospitals and regional health care systems located throughout the United States. We are also the largest provider of management services to acute care hospitals in the United States through our subsidiary, Quorum Health Resources, LLC. During the fiscal year ended June 30, 2000, we produced $1,762.8 million in net operating revenue and $277.5 million in EBITDA. EBITDA means our earnings before interest, minority interest, income taxes, depreciation and amortization expense, write-down of assets and investigation and litigation related costs.

         As of June 30, 2000, we owned and operated 21 acute care hospitals with 4,519 licensed beds. We are also a minority investor in three joint ventures that own and operate seven acute care hospitals with 1,330 licensed beds. During the year ended June 30, 2000, our owned hospitals produced $1,620.4 million in net operating revenue and $247.6 million in EBITDA. This accounted for 92% of our total net operating revenue and 89% of our total EBITDA.

         At June 30, 2000, we provided management services to 212 hospitals with approximately 24,195 licensed beds. We also had 197 contracts to provide selected consulting and support services to approximately 137 hospitals. During the fiscal year ended June 30, 2000, our hospital management services produced $142.4 million in net operating revenue and $29.9 million in EBITDA. This accounted for 8% of our total net operating revenue and 11% of our total EBITDA.

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

----------
(1) We use "we", "us" and "our" to refer to Quorum Health Group, Inc. and its subsidiaries. The term "subsidiaries" includes affiliated partnerships and affiliated limited liability companies. References to "our hospitals" or "our owned hospitals" refer to hospitals that we consolidate for financial reporting purposes since we own a majority of the equity interests in the subsidiaries that operate these hospitals. We may own or lease the land and buildings used by these hospitals.

         Through Quorum Health Resources we provide management services and selected consulting, educational and related services to hospitals. We provide management services to hospitals in 43 states. We typically provide hospitals receiving management services with people who serve as the chief executive officer and chief financial officer. Although these people are our employees, they remain under the direction and control of the hospital's governing body. Together with the hospitals' governing bodies, these officers develop management plans to address the specific needs of the hospitals. Our hospital management business helps us develop stronger relationships with communities and knowledge of local market conditions.

OUR OWNED HOSPITAL MARKETS

         Our owned hospitals are generally located in mid-size markets with a population of 50,000 to 500,000. We prefer these mid-size markets because we believe that these markets are the most attractive for long-term growth. They are large enough to support higher intensity services and larger hospitals than rural areas. We believe that they are subject to fewer managed care pressures than urban areas. We also prefer these mid-size markets because they are small enough to allow us to be a significant provider of health care services within these markets.

OUR BUSINESS STRATEGY

         Our business strategy is to improve our operating and financial results through the following actions:

-        Expand and Enhance the Scope of Services Provided by Our Owned
Hospitals

         We seek to expand our health care services in response to the needs of our local communities. We believe that patients and employers prefer local health care. We believe that expansion and enhancement of our inpatient and outpatient services will attract more patients and permit us to continue to grow our business and increase our profitability. For example, during the past fiscal year, we began building a new 87 bed hospital in Fort Wayne, Indiana and a 211 bed replacement hospital in Vicksburg, Mississippi. We also opened a new women's center, began a new comprehensive cardiac care program and created a pediatric speciality facility. We actively recruit primary care and specialty physicians and other medical personnel. During fiscal year 2000, we recruited 229 doctors.

-        Improve Operating Efficiency and Effectiveness

         We seek to improve the financial performance of our owned hospitals through a number of measures intended to increase revenues and reduce operating costs. These measures include:

         - enhancing payments from managed care payors by using the standard managed care information system now being installed at 12 of our owned hospitals and which we plan to install at all of our owned hospitals during fiscal 2001 (1) to enforce payors' compliance with their contracts with us and (2) to provide us with information which we believe will enable us to negotiate rates;

         - using flexible staffing plans by adjusting human resource levels to patient volumes;

         - controlling supply costs by (1) using national purchasing arrangements, (2) reducing waste, (3) improving electronic database communications with our vendors and (4) simplifying and standardizing the types of supplies used by our hospitals;

         - increasing collections and reducing bad debts by (1) improving our billing and collections systems and processes, (2) training our personnel on accounts receivable management and
                  (3) improving our personnel retention programs;

         - working with our hospitals' physicians to provide care using lower cost, medically appropriate tests and procedures;

         - combining procedures and services in localities where we have more than one hospital; and

         - improving the financial results of physician practices we own by (1) recruiting doctors without employing them; (2) transitioning out of contracts with doctors with mature practices and (3) changing the ways we pay employed doctors.

- Actively Manage Our Owned Hospital Portfolio Through Selective Purchases and Sales

         We regularly review our owned hospitals' performance and their fit with our business strategy. We intend to selectively buy and sell acute care hospitals as we seek to best allocate our resources. We intend to concentrate on opportunities to buy hospitals which complement health care facilities we already own. An example of this strategy is our purchases in December 1999 and July 2000 of Caylor-Nickel Medical Center (107 beds) and Wells Community Hospital (38 beds). Both hospitals are located in Bluffton, Indiana, a community near Fort Wayne, Indiana, where we own other hospitals. In March 2000, we also sold Clinton County Hospital, located in Frankfort, Indiana, a facility which did not complement any of our other owned hospitals.

RECENT DEVELOPMENTS - STRATEGIC ALTERNATIVES

         On August 11, 2000, we announced that our Board of Directors was actively exploring various strategic alternatives, including a possible merger, sale or recapitalization. Goldman, Sachs & Co. is acting as our financial advisor. As of the date of this report, we have not decided whether to enter into any transaction or what form any transaction might take. We may determine, at any time, not to proceed with any of the alternatives under consideration.

OWNED HOSPITALS

         OPERATIONS. Our owned hospitals are general, acute care hospitals offering a wide range of facilities and inpatient and outpatient medical services. Inpatient services include operating and recovery rooms, intensive care and coronary care units and diagnostic and emergency services. Outpatient services include same-day surgery, laboratory, pharmacy and rehabilitation services and respiratory therapy.

         In addition, our owned hospitals provide specialty services which differ at each hospital. These services include cancer treatment, open heart surgery, skilled nursing, treatment for chemical dependency and home health care services. Our owned hospitals are not engaged in extensive medical research or educational programs.

         Each of our owned hospitals is governed by a board of trustees, which includes members of the hospital's medical staff. The board of trustees establishes policies concerning the hospital's medical, professional and ethical practices, monitors these practices, and is responsible for ensuring that these practices conform to legally required standards. We maintain quality assurance programs intended to support and monitor quality of care standards and to help our owned hospitals meet Medicare and Medicaid accreditation and regulatory requirements.

         Physicians on the medical staffs of our hospitals are generally not our employees. Some physicians have been historically employed by or have contracted with us primarily to staff emergency rooms, to provide certain ancillary services and to serve in administrative capacities, such as directors of special services. Some of our hospitals also own physician practices. In addition, physicians are employees of the entities formed by the consolidations of three of our facilities with physician practices in their respective communities (ParkView Regional Medical Center and Vicksburg Medical Center, Vicksburg, Mississippi and Mary Black Memorial Hospital, Spartanburg, South Carolina). In fiscal 2000, we experienced a significant increase in losses from our owned physician clinics. In response, we have begun to transition out of contracts with doctors with mature practices and change the way we pay employed doctors. We also intend to recruit physicians without employing them, whenever possible.

         We have historically experienced a shift from inpatient to outpatient care. This shift has occurred primarily as a result of the development of new drugs and improvements in technology and clinical practices, as well as payment reductions for hospital services made under the Medicare program and by insurance and managed care companies and other persons who pay us for services. Reductions in payment levels generally encourage, whenever possible, the use of outpatient, rather than inpatient, services. We continued to experience a shift from inpatient to outpatient care in fiscal 2000. We have responded to the outpatient trend by improving and expanding our hospitals' outpatient services.

         A significant number of our patients are covered by managed care plans. Managed care includes insurance companies, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and other third party payors who pay rates lower than our standard rates. We employ managed care experts to help our management teams evaluate and negotiate contracts with these payors and obtain better rates. Also, we have begun to use, in 12 of our owned hospitals, an information system which we believe will improve the information available to our management teams in negotiating new contracts and evaluating current contracts. The system is intended to help monitor whether payors are paying us at the rates we have negotiated with them. We plan to finish installing the managed care information system in all of our owned hospitals during fiscal 2001. The trend toward managed care has adversely affected and may continue to adversely affect our ability to grow net operating revenue and improve operating margins.

         The following table lists each of our owned hospitals as of June 30, 2000.

                                                     LICENSED        BEDS IN              DATE OF
HOSPITAL AND LOCATION                                 BEDS(1)       SERVICE(2)          ACQUISITION
---------------------                                ---------      ----------        --------------
ParkView Regional Medical Center (3)                    231             193           November 1990
   Vicksburg, Mississippi
Flowers Hospital                                        400             400             June 1992
   Dothan, Alabama
Gadsden Regional Medical Center                         346             257           December 1993
   Gadsden, Alabama
Abilene Regional Medical Center                         187             187             May 1994
   Abilene, Texas
Medical Center Enterprise                               135             117             May 1994
   Enterprise, Alabama
Carolinas Hospital System - Florence                    372             362           February 1995
   Florence, South Carolina
Carolinas Hospital System - Lake City (4)                48              40             June 1995
   Lake City, South Carolina
Lutheran Hospital of Indiana                            437             403            August 1995
   Fort Wayne, Indiana
Jacksonville Hospital                                    89              56             June 1996
   Jacksonville, Alabama
Mary Black Memorial Hospital (5)                        235             222             July 1996
   Spartanburg, South Carolina
Carolinas Hospital System - Kingstree (4)                78              42            August 1996
   Kingstree, South Carolina
Doctors Hospital of Stark County (6)                    166             166           November 1996
   Massillon, Ohio
Barberton Citizens Hospital (6)                         347             245           December 1996
   Barberton, Ohio
Wesley Medical Center                                   211             182          September 1997
   Hattiesburg, Mississippi
Unimed Medical Center (7)                                                              March 1998
   Minot, North Dakota                                  185             165
   Kenmare, North Dakota                                 42              42
St. Joseph Hospital (7)                                 191             191             July 1998
   Fort Wayne, Indiana
Summit Hospital (8)                                     201              50           October 1998
   Baton Rouge, Louisiana
Vicksburg Medical Center (3)                            154              92           November 1998
   Vicksburg, Mississippi
Northwest Health System (7)                                                           December 1998
   Bentonville, Arkansas                                 63              54
   Springdale, Arkansas                                 222             217
Kosciusko Community Hospital (7)                         72              72           February 1999
   Warsaw, Indiana
Caylor-Nickel Medical Center                            107              95          December, 1999
  Bluffton, Indiana

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

(4) Carolinas Hospital System - Lake City and Carolinas Hospital System - Kingstree are held pursuant to operating leases with initial terms of ten years and two renewal options of five years each.

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

The following table lists the hospitals that were owned by joint venture entities in which we are the minority owner, and our percentage ownership interest as of June 30, 2000. Information on licensed beds and beds in service was provided by the majority owner and manager of each joint venture. Universal Health Systems is the majority owner of the Las Vegas, Nevada joint ventures. HCA is the majority owner of the Macon, Georgia joint venture.

                                                                   DATE JOINT
                                        LICENSED       BEDS IN      VENTURE
HOSPITAL AND LOCATION                     BEDS         SERVICE       FORMED
---------------------                   --------       -------       ------
Desert Springs Hospital (28%)             233            233      FEBRUARY 1998
   Las Vegas, Nevada
Valley Hospital Medical Center (28%)      417            415      FEBRUARY 1998
   Las Vegas, Nevada
Summerlin Hospital Medical Center (26%)   148            148      FEBRUARY 1998
   Las Vegas, Nevada
Macon Northside Hospital (38%)            103            103      MAY 1998
   Macon, Georgia
Middle Georgia Hospital (38%)             119             93      MAY 1998
   Macon, Georgia
Coliseum Medical Center (38%)             250            193      MAY 1998
   Macon, Georgia
Coliseum Psychiatric Center (38%)          60             31      MAY 1998
   Macon, Georgia

SELECTED OPERATING STATISTICS. The following table contains operating statistics for our owned hospitals for the last five fiscal years. Statistics for fiscal 2000 include a full year of operations for twenty hospitals and the joint ventures, a partial year for one hospital acquired and one hospital sold during the year. Statistics for fiscal 1999 include a full year of operations for sixteen hospitals and the joint ventures and partial periods for one hospital sold, four hospitals acquired and one hospital contributed by HCA during the year to a joint venture that we control. Statistics for fiscal 1998 include a full year of operations for fifteen hospitals and partial periods for one hospital sold and the

Las Vegas and Macon joint ventures, three hospitals we contributed to joint ventures and two hospitals acquired during the year. Statistics for fiscal 1997 include a full year of operations for fifteen hospitals and partial periods for four hospitals acquired during the year. Statistics for fiscal 1996 include a full year of operations for twelve hospitals and partial periods for two hospitals acquired and one hospital sold during the year.

                                                          YEAR ENDED JUNE 30,
                             ------------------------------------------------------------------------------
                                2000             1999             1998             1997             1996
                             ----------       ----------       ----------       ----------       ----------
Number of Hospitals (1)              21               21               17               19               14
Licensed Beds (1)(2)              4,519            4,551            3,966            4,205            3,281
Beds In Service (1)(3)            3,850            3,932            3,240            3,481            2,691
Admissions (4)                  143,268          136,058          128,235          119,551           94,872
Average Length Of Stay
  (Days)                            5.5              5.6              5.6              5.6              5.8
Patient Days (5)                790,500          764,184          713,906          666,353          548,772
Adjusted Patient Days (6)     1,356,983        1,300,425        1,193,701        1,046,657          830,955
Occupancy Rate
  (Licensed Beds) (7)              47.3%            45.8%            46.8%            46.8%            46.2%
Occupancy Rate (Beds In
  Service) (8)                     55.4%            55.2%            56.9%            56.5%            56.2%
Gross Inpatient Revenue
  (in thousands)             $1,793,358       $1,616,458       $1,513,805       $1,447,771       $1,115,363
Gross Outpatient
  Revenue
  (in thousands)             $1,285,144       $1,134,296       $1,017,383       $  826,279       $  573,529

----------

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

         SOURCES OF REVENUE. We receive payment for health care services provided by our owned hospitals from (1) the federal Medicare program, (2) state Medicaid programs, (3) health care insurance carriers, HMOS, and PPOs, and other managed care programs and self-insured employers, (4) the TriCare Program, formerly called the Civilian Health and Medical Program of the Uniformed Services or "CHAMPUS" ("TriCare"), and (5) patients directly.

         The following table presents the approximate percentages of net patient service revenue from Medicare, Medicaid and other sources for the periods indicated. The data is not comparable between years due to the significant effect of hospital acquisitions, joint ventures and dispositions. For information concerning geographic concentration of our sources of revenue, see
Item 7."Management's Discussion and Analysis of Results of Operation and Financial Condition."

                                 Year Ended June 30
                             -------------------------
                             2000      1999      1998
                             -----     -----     -----
Medicare                      36.6%     36.6%     39.1%
Medicaid                       5.8%      6.0       5.7
Other sources                 57.6%     57.4      55.2
                             -----     -----     -----
Total                        100.0%    100.0%    100.0%
                             =====     =====     =====


         As shown above, we receive a substantial portion of our revenue from the federal Medicare program for the elderly and state Medicaid programs for the indigent. All of our owned hospitals are certified as providers of Medicare and Medicaid services. Both of these programs are heavily regulated and use complex methods for determining our payments. These programs also actively seek to recover amounts they believe they have overpaid. Amounts received under the Medicare and Medicaid programs are generally significantly less than the hospital's customary charges for the services provided. In recent years, changes made to the Medicare and Medicaid programs have further reduced payments to hospitals. Lower payments from Medicare and Medicaid as a result of the Balanced Budget Act of 1997 (BBA 97) reduced the growth in our net operating revenue in each of the last three fiscal years. Since a large portion of our revenues comes from patients covered under the Medicare and Medicaid programs, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in these programs.

         In addition to government programs, we are paid by private payors, which include insurance companies, HMOs, PPOs, other managed care companies and employers, and by patients directly. Patients are generally responsible for services not covered by those programs or plans, as well as deductibles or co-insurance under their coverage. After taking these amounts into account, patients are generally not responsible for any difference between customary hospital charges and amounts paid for hospital services by Medicare and Medicaid programs, insurance companies, HMOs, PPOs and other managed care companies. Collection of amounts due from individuals is typically more difficult than that from government or business payors. For more information on the payment programs on which our revenues depend, see "Payment" below.

    Hospital revenues depend upon inpatient occupancy levels, the volume of outpatient procedures and the charges or negotiated payment rates for hospital services provided. Charges and payment rates for inpatient routine services vary significantly depending on the type of service performed and the geographic location of the hospital. In recent years, we have experienced a significant increase in revenue received from outpatient services. We attribute this increase to:

- advances in technology and drugs, which have permitted us to provide more services on an outpatient basis;

- pressure from Medicare or Medicaid programs, insurance companies and managed care plans to reduce hospital stays and provide more outpatient services, which are less expensive; and

- the combination of physician practices into some of our owned and operated hospitals.

         In order to increase volume, we offer discounts from standard charges to large group purchasers of health care services, including insurance companies, HMOs, PPOs, other managed care companies and employers. These discount programs limit our ability to increase net revenues in response to increasing costs. Our success in maintaining or increasing our net revenues largely depends on our ability to negotiate better rates.

HOSPITAL MANAGEMENT SERVICES

         We are a leading provider of management services to acute care hospitals, providing management services to 212 hospitals at the end of fiscal 2000. We believe that our industry reputation and leading market position provide us with a competitive advantage in seeking additional management contracts.

         Most of the hospitals for which we perform management, consulting or support services are not-for-profit hospitals. These hospitals are generally located in nonurban areas. 65% of these hospitals have less than 100 beds.

         We provide management services to hospitals under management contracts and provide selected consulting, educational and related services. We assist hospitals in improving their financial performance and the scope of their services.

         Upon entering into a management contract, we first assess the operations of the hospital, including the hospital's financial management, the economic and population related factors affecting the hospital's market, physician relationships and staffing requirements. Then, based on our assessment, we develop and recommend a management plan to the hospital's governing board.

         To implement the management plan adopted for each hospital, we provide the hospital with people who serve as the hospital's chief executive officer and, typically, a chief financial officer. Although these people are our employees, they remain under the direction and control of the hospital's governing body, and the balance of the hospital staff remains employees of the hospital under the control and supervision of the hospital. Our hospital-based team is supported by our regional and corporate management staff. We currently have 23 regional offices located throughout the United States. Our regional office staff has broad experience in providing management services to hospitals of all sizes in diverse markets throughout the United States. Each regional office is responsible for the management services provided within its geographic area. The national presence of our regional offices and our staff's knowledge of the economic, population-related and regulatory factors affecting local markets are significant marketing assets in responding to new business opportunities.

         Our hospital management contracts generally have a term of three to five years. Our management contract fees are based on amounts agreed upon by us and the hospital's governing body, and generally are not related to the hospital's revenues or other variables. Under our hospital management contracts, we are not responsible for hospital licensure, liability coverage, capital expenditures or for other functions which are normally the responsibility of a hospital's governing body. We are not responsible for funding any hospital expenses. In providing our management services, we are not considered a health care provider for hospital licensure and certificate of need purposes. The number of management contracts terminated prior to the agreed upon termination date has averaged approximately 16.0% of total hospitals managed by us during the year for the two fiscal years ended June 30, 2000. This percentage represents an increase from 10.9% for the two fiscal years ended June 30, 1999 and the 8.3% rate reported for the two fiscal years ended June 30, 1998. The increase in contract termination contributed to the reduced earnings from our management services business in fiscal 2000.

         We offer consulting and related educational and management services to hospitals that are not part of our contract management program. Our consulting services are directed at many of the operational needs of hospitals, including accounts receivable management, health information management, human resources, facilities design and various operational services. We also provide consulting services to large, sophisticated medical institutions that need hospital management advice for specific issues.

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

         During fiscal 1996, we entered into a five-year purchasing arrangement with Premier Purchasing Partners, L.P. Premier is a for-profit limited partnership that was formed by not-for-profit health systems. Premier provides group purchasing, along with other services to its clients. The purchasing arrangement with Premier combines the purchasing power of our owned hospitals, and many of our managed hospitals, with the purchasing power of more than 1,700 hospitals affiliated with the Premier program. This increased purchasing power has resulted in reductions in the prices paid by our hospitals for medical supplies, equipment, pharmaceuticals and other services. Under the Premier purchasing arrangement, we have agreed to use Premier as our exclusive national group purchasing organization. Under a June 1997 amendment, Premier agreed to pay us an annual administrative fee of $6.4 million if the amount paid by our owned hospitals, and many of our managed hospitals, for products purchased through the purchasing arrangement satisfied a minimum threshold. The minimum threshold was $484 million for calendar year 1999. This minimum threshold increases 10% annually. The administrative fee is adjusted proportionately for purchases below the threshold. We met the minimum purchasing threshold for calendar year 1999. In addition, Premier agreed to pay us up to $500,000 annually as reimbursement for expenses. Under amendments dated December 31, 1999, April 13, 2000 and June 13, 2000, Premier has agreed to pay us, as its total compensation and regardless of purchasing volume, 50% of the net group purchasing fees it receives from Quorum owned and participating managed hospitals for the fiscal year beginning July 1, 1999 and for the quarter ending September 30, 2000. After September 30, 2000, Premier will once again pay us in accordance with the June 1997 amendment unless another amendment is negotiated and signed by us and Premier. The purchasing arrangement automatically renews for successive one year periods, but either we or Premier may terminate the purchasing arrangement without cause upon delivery of twelve months' written notice.

GOVERNMENT REGULATION

         OVERVIEW. The health care industry must comply with extensive government regulation at the federal, state and local levels. Under these regulations, hospitals must meet requirements to be certified as hospitals and qualify to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, hospital use, rate-setting, compliance with building codes and environmental protection laws. There are also extensive regulations that affect a hospital's continued participation in these government programs. There is generally little judicial or administrative interpretation to guide us in complying with these regulations.

         If we are found to have not complied with applicable laws and regulations, we could be subject to criminal penalties and civil sanctions, our owned hospitals could lose their licenses and we could lose our ability to participate in these government programs. In addition, government regulations may change. If that happens, we may have to make changes in our facilities, equipment, personnel and services in order for our owned hospitals to remain certified as hospitals and qualified to participate in these programs.

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

         FEDERAL AND STATE FRAUD AND ABUSE LAWS. The Social Security Act also prohibits offering, paying, soliciting or receiving remuneration intended to induce referrals of patients. Financial arrangements between hospitals and anyone who can refer Medicare or Medicaid patients or influence purchases of any goods or services paid for by the Medicare or Medicaid programs must comply with the "fraud and abuse" antikickback provisions of the Social Security Act (the "Antifraud Amendments"). In addition to felony criminal penalties (fines of up to $25,000 and imprisonment for up to five years per referral), the Social Security Act establishes civil monetary penalties and the sanction of excluding violators from Medicare and Medicaid participation.

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

         We provide financial incentives to recruit physicians into the communities served by our hospitals, including minimum revenue guarantees. We also enter into other financial relationships with physicians, and in some cases we employ physicians. Regulatory authorities who enforce the law may decide that one or more of our arrangements with physicians do not comply with current anti-kickback and other applicable laws. If that happens, we may be required to pay civil monetary penalties, be subject to criminal penalties and/or excluded from participating in Medicare, Medicaid or other federal health care programs. Any of these results could have a material adverse effect on our business, financial condition or results of operations.

         SELF-REFERRAL PROHIBITIONS. Portions of the Budget Reconciliation Act of 1993 (the "1993 Act")also affect providers who receive payments under the Medicare and Medicaid programs. One of the provisions of the 1993 Act is known as "Stark II". This provision is an expansion of the previous prohibition on self-referral by physicians. "Stark I" prohibited physicians from referring their Medicare patients to any clinical laboratory in which they or any member of their immediate family had a financial interest. "Stark II" expanded the prohibited patient base to both Medicare and Medicaid patients, and expanded the prohibited health care service from clinical laboratories to add a number of "designated health services", including home health and inpatient and outpatient hospital services. There are certain exceptions in the 1993 Act, including exceptions for prepaid health plans and ownership by a referring physician of an investment interest in an entire hospital, as opposed to ownership of a subdivision or department of a hospital. To date, no final regulations have been promulgated interpreting "Stark II". Sanctions for violating "Stark I" or "Stark II" include civil money penalties up to $15,000 per prohibited service provided, assessments equal to 200% of the dollar value on each such service provided and exclusion from the Medicare and Medicaid programs. In addition to the federal prohibition, many states have enacted similar anti-self-referral statutes applicable to all patient referrals, including private pay patients, as well as Medicare and Medicaid patients. In three of our locations, physicians have acquired ownership interests in hospitals and other health care providers owned by us. Physicians are also part owners of the hospital we are building in Fort Wayne, Indiana.

         We could be materially adversely affected if we were to be found in violation of the False Claims Act, the Social Security Act, the Antifraud Amendments, "Stark I/Stark II" or comparable state laws. Amounts we may pay to settle claims that we violated any of these laws, even without a finding that we were in violation, could be material. The terms of agreements entered into as a part of such settlement could also materially adversely affect us.

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

         HIPAA is intended to enhance federal health care law enforcement by creating and funding three new health care fraud and abuse enforcement programs:
The Fraud and Abuse Control Program, The Medicare Integrity Program and the Beneficiary Incentive Program. The Fraud and Abuse Control Program calls for the coordination of federal, state and local authorities to control fraud and abuse with respect to not only Medicare and Medicaid but with respect to private health insurance plans as well. The Medicare Integrity Program directs the Department of Health and Human Services ("HHS") to enter into separate contracts with private entities to carry out certain fraud and abuse detection activities.

         Through the Beneficiary Incentive Program, HIPAA authorizes the Secretary of HHS to provide payments to individuals who report information leading to the imposition of civil monetary penalties under the fraud and abuse laws or make suggestions that result in Medicare and Medicaid program savings. Under HIPAA, health care fraud is a federal criminal offense. Health care fraud is defined as knowingly and willfully executing or attempting to execute a "scheme or device" to defraud any health care benefit program. In addition, federal enforcement officials may exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed health care fraud, even if the investor, officer or employee had no knowledge of the fraud. HIPAA also establishes a new violation for the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. HIPAA also required HHS to establish a national health care fraud and abuse data collection program. This program will collect reports of final adverse actions (including civil, criminal, license and certification sanctions and any other publicly available negative findings) against health care providers, suppliers or licensed practitioners. Governmental agencies and private plans will both report and have access to the information collected by the program. Also, HIPAA requires the Secretary of HHS to issue advisory opinions with respect to whether particular transactions violate the Medicare and Medicaid anti-kickback laws.

         HIPAA also mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. HIPAA will bring about significant and costly changes in health care. It mandates new security measures, sets standards for electronic signatures, standardizes a method for identifying providers, employers, health plans and patients and requires that the health care industry use the most efficient method to codify data. HIPAA will significantly change the manner in which hospitals communicate with payors.

         HIPAA's security and privacy regulations currently are scheduled to be finalized by HHS in September 2000. Once the regulations are finalized, we will have approximately two years to be fully compliant. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

         We have formed a working group to evaluate the impact of HIPAA and to begin planning how we will comply with the HIPAA regulations when they are finally adopted. Since the HIPAA regulations have not yet been finalized, we cannot at this time estimate the cost or difficulty of HIPAA compliance.

         CERTIFICATE OF NEED LAWS. State certificate of need laws, which vary from state to state, may place limitations on a hospital's ability to expand services, add new equipment, or construct new facilities. However, we have not experienced any material adverse effects from state certificate of need requirements or from the imposition, elimination or relaxation of such requirements.

         HOSPITAL LICENSING. Hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and standards. Such compliance must be demonstrated to maintain licensure and to participate as a certified health care provider in the Medicare and Medicaid programs. A hospital may not operate without a license from the state licensing authority. All of our owned hospitals are licensed under appropriate state laws and are certified to participate in the Medicare program. In addition, it is our policy that all our owned hospitals apply for accreditation by the appropriate accreditation body, such as the Joint Commission on Accreditation of Healthcare Organizations or the American Osteopathic Association. All of the Company's owned hospitals are so accredited, with the exception of the 42-bed facility at Kenmare, North Dakota, which is one of the two facilities comprising Unimed Medical Center. Accreditation indicates that a hospital meets certain minimum standards and generally satisfies the applicable health and administrative standards for Medicare certification, although accreditation is not required to obtain Medicare certification.

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

PAYMENT

         MEDICARE. Under the Medicare program, we are paid for inpatient and outpatient services performed by our owned hospitals. Payments for inpatient services are made under a prospective payment system, commonly known as "PPS." Under PPS, we are paid a set amount per inpatient discharge based on the category assigned to the patient's diagnosis. This diagnosis category system is commonly known as "DRG." DRGs classify treatments for illnesses according to the estimated amount of hospital resources necessary to treat each principal diagnosis. DRG rates have been established for each hospital participating in the Medicare program. Only when the cost of patient treatment substantially exceeds the payment for that particular DRG, do we receive additional payments called "outlier payments". The threshold to qualify for outlier payments increased October 1, 1999 and is expected to increase again on October 1, 2000. Increases in this threshold result in decreased payments to hospitals. We also receive additional payments for treating a large number of indigent patients (called disproportionate share).

       DRG rates are adjusted annually. The index used to adjust the DRG rates takes into account the inflation experienced by hospitals and entities outside of the health care industry in purchasing goods and services. However, for many years increases to the DRG rates have been lower than the increases in the costs of goods and services purchased by hospitals. The DRG rates are adjusted each federal fiscal year, which begins on October 1. DRG rate increases were 2.0% for federal fiscal year 1997, zero for federal fiscal year 1998, 0.5% for federal fiscal year 1999 and 1.1% for federal fiscal year 2000. The rate increase for federal fiscal year 2001 is expected to be 2.3%. The contemplated adjustment for federal fiscal year 2002 is scheduled to be the percentage increase in the cost of goods and services purchased by hospitals, minus 1.1%. Future legislation may decrease the rate of increase for DRG payments. Reductions make it more difficult for us to grow net revenue and to maintain or improve our operating margins.

       In addition to the DRG payments for inpatient operating costs, Medicare makes separate payments to hospitals for inpatient capital costs. Since 1992, hospitals have been paid under one of two methodologies. Hospitals with capital costs less than the base year federal rate transition up to the federal rate over a ten year period. Hospitals with capital costs higher than the base year federal rate transition down to the federal rate over a ten year period, or they may chose to transition to 100% of the federal rate sooner. The payment methodology for capital is similar to DRGs in that the federal rate is multiplied by the DRG weight to arrive at a predetermined payment. BBA 97 reduced inpatient capital rates in the aggregate by 15.3% effective October 1, 1997.

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

       Medicare implemented outpatient PPS effective August 1, 2000. We estimate that approximately 6% of our net patient revenue will be paid under Medicare outpatient PPS. Medicare outpatient PPS is a complex system which has required many changes in our systems and processes. We are billing claims under outpatient PPS. We are also analyzing outpatient product lines, the impact of changes on patient coinsurance and the financial impact of outpatient PPS.

       The fiscal intermediaries are having difficulties processing payments timely and accurately under outpatient PPS. HCFA has identified certain information system issues relating to the processing of payments for outpatient PPS claims. HCFA is addressing these issues but has indicated that some of these issues may not be resolved until October 1, 2000 and other issues may not be resolved until January 1, 2001.

       As of June 30, 2000, we owned 10 hospitals that operated hospital-based home health agencies. BBA 97 mandated home health payments at the lesser of three levels for cost reporting periods beginning on and after October 1, 1997. These three levels, known as the interim payment system, are (1) cost, (2) a per visit cap, and (3) an annual per beneficiary cap. Additionally, coverage for services provided solely related to the need for venipuncture was eliminated effective February 5, 1998. The combination of these changes has significantly reduced our home health volumes and net revenues. Medicare payments for home health services are scheduled to transition to PPS beginning October 1, 2000.

       As of June 30, 2000, we owned eight hospitals that operated hospital-based skilled nursing beds. Effective for cost reporting periods beginning July 1, 1998, BBA 97 required skilled nursing facilities be paid on a prospective per diem basis. This payment method is to be phased in over four years for most facilities. The BBA 97 changes have reduced our payments for skilled nursing services. As a result, we have closed, or stopped admitting patients into, skilled nursing facilities at four of our owned hospitals.

       BBA 97 includes other provisions which reduce payments that would have otherwise been received by hospitals. The reductions include payments related to transfers from an acute-care setting and payments related to reimbursement of uncollectible deductibles and coinsurance from Medicare patients. In general, all of the changes resulting from BBA 97 have resulted in lower payments from the Medicare program to our owned hospitals. The most significant reductions in our payments resulting from BBA 97 occurred by June 30, 1999. The Balanced Budget Refinement Act, which became law in November 1999, offset some of the payment reductions resulting from BBA 97.

       Further reductions in Medicare spending, or other changes to the program, may be required to maintain the solvency of the Medicare program or the Social Security system as a whole. Our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes as a result of BBA 97 and any subsequent Medicare legislation and regulations.

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

         ANNUAL COST REPORTS. All hospitals participating in the Medicare program must submit annual cost reports detailing the hospital's costs and expenses of patient care for Medicare and some Medicaid beneficiaries. Review of previously submitted cost reports and the cost report preparation process are areas included in the ongoing qui tam litigation against us. It is too early for us to predict the outcome of this qui tam litigation, but if we, or any of our facilities, are found to be in violation of federal or state laws relating to Medicare, Medicaid or similar programs, we could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participating in the Medicare, Medicaid or similar government sponsored programs. Any of these outcomes could have a material adverse effect on us. Amounts to settle this litigation may be material. Agreements we enter into as a part of any settlement could also materially adversely affect us. For a more complete discussion of this litigation, see Item 3. "Legal Proceedings. False Claims Act Litigation."

       Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under the Medicare and Medicaid programs. These audits often take several years. Hospitals may appeal any final determination made in connection with an audit. We have attempted to provide in our financial statements for any adjustments that may result from these routine audits and related appeals. Cost reports are subject to complex regulations, administrative rulings and fiscal intermediary interpretations, all of which change frequently and are not always consistent. Significant issues may arise years after we provide care to the patient and previously determined allowances could be more or less than ultimately required.

COMPETITION

       OWNED HOSPITALS. The hospital industry is highly competitive. We believe that competition among hospitals and other health care providers has intensified in recent years, in part as a result of declines in payment levels under government programs, the adoption of prospective payment systems and changes in government regulation. We face competition from other hospitals and specialized care providers.

       The areas served by our owned hospitals are also served by other for-profit and not-for-profit hospitals or facilities that provide inpatient or outpatient services similar to those offered by our owned hospitals. In some cases, these competing hospitals are more established, better equipped, offer a wider range of services than our owned hospitals or have greater financial resources than we do. Some competing hospitals are owned by tax-supported government agencies or by tax-exempt, not-for-profit entities that may be supported by endowments and charitable contributions. These providers have a competitive advantage since they can make capital expenditures without paying sales or property taxes. They also generally do not pay income taxes. Also, we face competition from other specialized care providers, including outpatient surgery, women's, cardiac, orthopedic, oncology services and diagnostic centers. These providers offer specialized services in highly profitable areas of the health care industry.

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

       The number and quality of the physicians on a hospital's staff is an important factor in a hospital's competitive position, because physicians decide whether a patient is admitted to the hospital and the procedures to be performed on the patient. Admitting physicians are usually on the medical staffs of several hospitals in addition to those of our owned hospitals. We attempt to attract our physicians' patients to our owned hospitals by offering quality services and facilities, convenient locations and state-of-the-art equipment.

       We believe that our hospitals compete within local markets on the basis of many factors, including the quality of care, ability to attract and retain qualified physicians, location, breadth of services and technology offered and, to a lesser extent, prices charged.

       MANAGEMENT SERVICES. In seeking management services, hospitals have a variety of alternatives. Hospitals managed by hospital management companies represent less than 10% of the total acute care hospitals in the United States. Most hospitals have their own management staff. Some hospitals choose to obtain management services from large, tertiary care facilities that create referral networks with smaller surrounding hospitals.

EMPLOYEES AND MEDICAL STAFFS

       As of June 30, 2000, our owned hospitals had approximately 19,500 employees. As of that date, we also had approximately 120 employees on our corporate staff and approximately 650 employees providing hospital management and consulting services. With the exception of approximately 160 employees at Barberton Citizens Hospital, our employees are not represented by any labor union.

       Physicians on the medical staffs of our hospitals are generally not our employees. Members of the medical staffs of our hospitals often also are members of the medical staffs of hospitals we do not own and each may terminate his or her affiliation with our hospital, or stop admitting patients to our hospital, at any time. Generally, a patient is admitted to a hospital only at the request of a member of the hospital's medical staff. Medical staff members, including physicians we employ, have sole discretion over where to admit their patients.

PROFESSIONAL LIABILITY

       To cover liability claims relating to both our owned and our managed hospitals, we generally maintain hospital and professional liability, errors and omissions liability and general liability insurance on a claims made basis. We also maintain umbrella insurance which covers claims, which due to their nature or amount, are not covered by our specialized insurance policies. Since the cost of malpractice and other liability insurance has risen significantly in recent years, we cannot assure you that professional liability insurance will continue to be available or will be available at reasonable costs for us to maintain adequate levels of insurance.

       We require most of our managed hospitals in our management contracts to maintain insurance coverage and to name us as an additional insured party. Coverage generally includes professional liability, comprehensive general liability, workers' compensation and fidelity insurance. In addition, our management contracts usually require the hospital to indemnify us for claims that arise out of the actions of hospital employees, medical staff members and others who are not our employees. This type of provision helps protect us against claims that may not be covered by insurance. These claims include medical staff antitrust claims and employment related claims.

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

ITEM 2. PROPERTIES

       For a description of our owned hospital properties, see Item 1. "Business
- Owned Hospitals". We also lease our principal corporate offices in Brentwood, Tennessee. The lease expires in 2005. The field offices of Quorum Health Resources, LLC are also leased, with terms ranging from one to five years. We believe our properties are adequate for our business purposes.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

       We are currently, and from time to time expect to be, subject to claims and suits arising in the ordinary course of business, including claims for personal injuries and breach of management contracts. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. Except for the litigation described below and other litigation, administrative proceedings or investigations which may arise under the False Claims Act or similar laws, we are not aware that we are currently a party to any such proceeding which, in our opinion, if adversely decided, would have a material effect on our results of operations or financial position.

PROFESSIONAL LIABILITY JUDGMENT

       On February 29, 2000, an amended final trial judgment was entered against our subsidiary, Quorum Health Resources, LLC ("QHR"), in the amount of approximately $57 million in the case of David X. and Veronica Rodriguez, Individually and as Next Friends of Cristina Rodriguez, a minor v Quorum Health Resources, LLC, in the 365th District Court, Maverick County, Texas. The lawsuit arose out of the treatment provided beginning July 2, 1994 at Fort Duncan Medical Center, an acute care hospital managed by QHR. QHR is appealing the decision. Interest accrues on the judgment at 10% annually.

       On July 20, 2000, a federal district court ruled that Maverick County Hospital District (the owner of Fort Duncan Medical Center) was obligated to indemnify QHR against all liabilities and costs that it may incur as a result of the jury's finding of ordinary negligence in the Rodriguez litigation (W.D. Texas No. A 99 CA 580SS). The Hospital District has appealed this decision. In addition, Continental Insurance Company, which provides excess coverage of $15 million above QHR's primary insurance of $35 million, has denied coverage on this judgment. QHR has filed an action seeking a declaratory judgment that Continental Insurance Company is obligated to insure its portion of the judgment (M.D. Tenn. No. 3-00-0806).

       We currently believe that all or a substantial portion of the judgment, if not overturned, will be covered by our insurance carriers and/or other interested parties. However, we cannot guarantee that the judgment will be overturned or that we will receive any insurance proceeds or other funds. If we were required to pay the judgment from our own funds, it could have a material adverse effect on us.

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

       In August 1998, the government informed us that the investigation was prompted by a lawsuit filed under the False Claims Act. The suit was filed in January 1993 by a former employee of a hospital we managed. These lawsuits, commonly known as qui tam actions, are filed "under seal." That means that the claims are kept secret until the government decides whether to join the case. The person who files the lawsuit is called a "relator." At a meeting in September 1998, we learned from the government that it would likely join in the case. The government joined the case against us in October 1998. The relator's lawsuit named us and our subsidiary, Quorum Health Resources, HCA and all hospitals that we or HCA owned, operated or managed from 1984 through 1997, as defendants. The unsealed complaint, prepared by the relator, alleged that we knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

       In January 1999, we filed motions with the court asking to be separated from the case against co-defendant HCA. The government did not oppose the motion to separate the cases against us and HCA. On February 2, 1999, the government filed an amended complaint. On that date, the government also filed a notice of nonintervention advising the Court that it would not proceed on some of the relator's allegations, and that it would not sue individual managed hospital clients. The government's complaint did not name as defendants any hospital we managed. It does name us, Quorum Health Resources and each subsidiary which now owns or has ever owned a hospital. Subsequently, the court granted our motion to be separated, dismissed us from the case, and directed plaintiffs to file a new action against us alone. Plaintiffs did so on February 24, 1999.

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

       In April 1999, we filed several motions to dismiss the government's complaint in whole or in part as well as a motion to dismiss the relator from the case. The government and the relator replied to our motions in June, 1999 and we filed a reply in July, 1999. In December 1999, we filed a motion to move the litigation to the U.S. District Court for the Middle District of Tennessee located in Nashville, Tennessee. The government and the relator oppose this motion. A magistrate judge has recommended to the court that it deny the request to move the litigation to Tennessee, and has recommended instead that the case be moved to Atlanta. The court has not ruled on our motions.

       This qui tam action seeks three times the amount of damages caused to the United States by our submission of any alleged false claims to the government, civil penalties of not less than $5,000 nor more than $10,000 for each false claim, and attorneys' fees and costs.

OTHER QUI TAM ACTIONS AND RELATED INVESTIGATIONS

       In May 1998, we were informed that we were a defendant in another qui tam action involving home health services provided by two of our owned hospitals and alleging that we had violated Medicare laws. This action was filed under seal in June 1996 by a former employee, whom we fired in April 1996. The United States Attorney's Office allowed us an opportunity to review the results of the government's investigations and discuss the allegations made in the action prior to the government making a decision to intervene as a plaintiff. The lawsuit remains under seal for all other purposes. We have cooperated fully with the United States Attorney's Office and provided additional information and made employees available for interviews. We are now engaged in settlement discussions with the government.

       As part of our ongoing discussions, we have learned from the same U.S. Attorney that there are two additional unrelated qui tam complaints against us alleging Medicare violations at one owned and two managed hospitals. Both matters remain under seal. The government has stated that it intends to investigate these allegations. At this time, we cannot take a position on how we will respond to these matters.

       From time to time, we may be the subject of additional investigations or a party to additional litigation which alleges violations of law. We may not know about such investigations, or about qui tam actions filed against us.

STOCKHOLDER CLASS ACTION

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

       We cannot at this time predict the effect or outcome of any of the ongoing investigations or the class or qui tam actions. If we are found to have violated federal or state laws relating to Medicare, Medicaid or other government programs, then we may be required to pay substantial fines and civil and criminal penalties and also may be excluded from participating in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are or in the future may be substantial. We could be subject to substantial costs resulting from defending, or from an adverse outcome in any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. Agreements we enter into as a part of any settlement could also materially adversely affect us. Any current or future investigations or actions could have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Our Common Stock became listed on the Nasdaq Stock Market National Market ("Nasdaq") under the symbol "QHGI" on May 26, 1994. On September 22, 2000, the last reported sales price of the Common Stock on Nasdaq was $13 11/16.

       As of June 30, 2000, the Company had approximately 3342 holders of record and we estimated an additional 5000 beneficial owners. The following table shows the high and low bid information for the Common Stock as reported by Nasdaq for each quarter of the fiscal year ended June 30, 2000 and June 30, 1999:


                            HIGH           LOW
                          --------        ------
   1999
   First Quarter          29 15/64        14 3/8
   Second Quarter         17 7/8           9 1/2
   Third Quarter          13 1/4           7 1/2
   Fourth Quarter         13 1/2           9 9/16

                            HIGH           LOW
                          --------        ------
   2000
   First Quarter          12 3/4           6 1/4
   Second Quarter         10 3/16          6
   Third Quarter          11 15/16         8 1/16
   Fourth Quarter         11 1/2           8 5/8

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

                            QUORUM HEALTH GROUP, INC.
                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             Year Ended June 30
                                             ---------------------------------------------------------------------------------
                                                  2000              1999               1998               1997         1996
                                             ---------------------------------------------------------------------------------
Summary of Operations(1)
Net operating revenue                        $  1,762,772       $ 1,652,584       $  1,572,352         1,413,946  $  1,098,547
Salaries and benefits                             730,598           687,090            628,090           561,327       420,904
Reimbursable expenses                              62,768            64,859             64,846            60,740        56,653
Supplies                                          254,276           231,299            210,056           198,469       160,849
Fees                                              162,889           156,885            140,859           125,720       102,690
Other operating expenses                          128,426           121,948            102,959            94,629        75,499
Provision for doubtful accounts                   127,631           126,525            106,733            89,919        56,483
Equity in earnings of affiliates                  (18,233)          (22,348)            (6,993)               --            --
Leases and rentals                                 36,937            34,192             26,679            22,227        17,125
Depreciation and amortization                     108,475            95,427             87,020            75,134        55,901
Interest expense                                   67,211            53,683             40,606            45,601        36,568
Minority interest                                   2,145            (4,501)             3,118               741           109
Write-down of assets, net (gain) on
   sale of assets and investigation
   and litigation related costs                     8,534            35,173             22,850                --          (787)
Income before income taxes and
   extraordinary item                              91,115            72,352            145,529           139,439       116,553
Provision for income taxes                         35,626            33,494             58,849            55,357        47,321
Income before extraordinary item                   55,489(4)         38,858(3)          86,680(2)         84,082        69,232
Per common share:
   Income before extraordinary
      item - basic                                   0.78              0.53               1.16              1.14          0.96
   Income before extraordinary
      item - diluted                                 0.72(4)           0.52(3)            1.12(2)           1.11          0.93
Cash dividends declared                                --                --                 --                --            --

Financial Position at Year End(1)
Total assets                                 $  1,856,438       $ 1,831,948       $  1,490,953      $  1,278,991  $  1,020,561
Long-term debt excluding
   current maturities                             851,045           872,213            617,377           519,940       430,877
Stockholders' equity                              668,089           624,666            622,266           518,115       431,864


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

(3) Excluding the write-down of assets and investigation and litigation related costs, net income was $64.1 million and diluted earnings per share was $0.86.

(4) Excluding the investigation and litigation related costs, net income was $60.7 million and diluted earnings per share was $0.79.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        You should read the following along with the Selected Financial Data and the Consolidated Financial Statements and accompanying notes and other financial information.

FORWARD-LOOKING INFORMATION

        This discussion includes "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and often can be identified by the use of certain words, such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." We have based these forward-looking statements on our current plans and expectations and our projections about future events. However, risks, uncertainties and assumptions that would cause or contribute to material differences in our future financial condition and results of operations include:

    - possible changes in Medicare and Medicaid that may limit payments to our owned hospitals;

    - difficulties in adjusting services and financial systems to the Medicare outpatient prospective payment system;

    - the efforts of insurers, managed care companies, patients and other payors to reduce their payments to our owned hospitals;

    - potential adverse impact of known and unknown litigation and government investigations;

    - difficulties in containing costs in relation to changes in payments from our payors;

    -   difficulties in improving financial results of our physician clinics;

    - difficulties in billing and collecting accounts receivable and the related impact on cash flow and bad debt expense;

    - difficulties in finding attractive acquisitions and integrating acquired hospitals into our operations;

    -   geographic concentration of operations;

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

STRATEGIC ALTERNATIVES

        On August 11, 2000, we announced that our Board of Directors was actively exploring various strategic alternatives, including a possible merger, sale or recapitalization. Goldman, Sachs & Co. is acting as our financial advisor. No decision has been made to enter into any transaction or as to what form any transaction might take. We may determine, at any time, not to proceed with any of the alternatives under consideration.

OVERVIEW

        We are a leading provider of health care services through our owned acute care hospitals and regional health care systems located throughout the United States. We are also the largest provider of management services to acute care hospitals in the United States, primarily through our subsidiary, Quorum Health Resources, LLC.

        In fiscal 2000, our owned hospitals accounted for 92% of our net operating revenue compared to 91% in fiscal 1999 and fiscal 1998. In fiscal 2000, the Dothan, Alabama and Ft. Wayne, Indiana service areas accounted for approximately 34% of owned hospital revenue and 52% of owned hospital EBITDA. EBITDA means our earnings before interest, income taxes, depreciation and amortization expense, minority interest and write-down of assets and investigation and litigation related costs.

        In fiscal 1999, our net income before write-down of assets and investigation and litigation related costs was 37% lower than fiscal 1998. We believe this was principally due to the following issues:

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

        In fiscal 2000, earnings from our same store hospitals increased. Operating results of same store hospitals include all of our owned hospitals except (1) those we sold, (2) the Las Vegas and Macon joint ventures, and (3) acquired hospitals until we owned them for 12 months. Our increased same store earnings was primarily due to:

    -   increases in patient volumes,

    -   price increases, and

    - better control over our costs relative to our increase in revenue, including better management of accounts receivable.

The improvement in our same store earnings was offset by:

    -   higher capital costs,

    -   higher physician clinic losses,

    -   lower earnings from our management services business, and

    -   lower earnings from our Las Vegas joint venture.

As a result, our net income before write-down of assets and investigation and litigation related costs was 5% lower than fiscal 1999.

        Our objective is to continue to improve our operating and financial consistency and stability. We focus on the following operating tactics:

    -   Grow existing markets;

    -   Enhance managed care contracting;

    -   Focus on cost control;

    -   Improve management of accounts receivable and bad debts; and

    -   Reduce losses from physician clinics.

IMPACT OF ACQUISITIONS, JOINT VENTURES AND SALES

        In fiscal 2000, we acquired Caylor-Nickel Medical Center in Bluffton, Indiana. In fiscal 1999, we acquired four hospitals and affiliated health care entities. We also entered into a joint venture in Vicksburg, Mississippi. We manage and have a controlling interest in the joint venture. During fiscal 1999, some of these entities did not perform as well as we had expected. This was due to the impact of BBA and increases in managed care discounts, which we also experienced in our same store hospitals. In addition, we initially had difficulties integrating some of the acquired hospitals into our operations. In fiscal 2000, we have improved the financial performance of the hospitals and joint ventures we acquired in fiscal 1999. In fiscal 1998, we acquired two hospitals and affiliated health care entities.

        In fiscal 2000, we transferred our operating lease of Clinton County Hospital in Frankfort, Indiana to an Indianapolis, Indiana health care system. In fiscal 1999, we sold Park Medical Center in Columbus, Ohio. In fiscal 1998, we contributed three hospitals and cash for equity interests in joint ventures in Las Vegas, Nevada and Macon, Georgia. We also sold our interest in a Nebraska hospital.

        Because of the financial impact of acquisitions, joint ventures and sales, it is difficult to make meaningful comparisons between our financial statements for the periods presented. Due to the number of owned hospitals, each hospital we acquire or sell can affect our overall operating margins or results of operations.

RESULTS OF OPERATIONS

        The following table reflects the percentage of net operating revenue represented by various categories in our Consolidated Statements of Income for fiscal years 2000, 1999 and 1998.

                                                            Fiscal Year

                                                   2000        1999        1998
                                                  ------      ------      ------
Net operating revenue                              100.0%      100.0%      100.0%
Salaries and benefits                               41.5        41.6        39.9
Reimbursable expenses                                3.6         3.9         4.1
Supplies                                            14.4        14.0        13.4
Fees                                                 9.2         9.5         9.0
Other expenses                                       7.3         7.4         6.5
Provision for doubtful accounts                      7.2         7.7         6.8
Equity in earnings of affiliates                    (1.0)       (1.4)       (0.4)
Leases and rentals                                   2.1         2.0         1.7
Depreciation and amortization                        6.2         5.9         5.5
Interest expense                                     3.8         3.2         2.6
Write-down of assets and
   investigation and litigation
   related costs                                     0.5         2.1         1.5
Minority interest                                    0.1        (0.3)        0.2
                                                  ------      ------      ------
Income before income taxes                           5.1         4.4         9.2
Provision for income taxes                           2.0         2.0         3.7
                                                  ------      ------      ------

Net income                                           3.1%        2.4%        5.5%
                                                  ======      ======      ======

Fiscal 2000 Compared to Fiscal 1999

        Net Operating Revenue. Net operating revenue was $1,762.8 million in fiscal 2000, compared to $1,652.6 million in fiscal 1999. This represents an increase of $110.2 million or 6.7%. We attribute this increase to (1) the hospitals we purchased during fiscal 2000 and fiscal 1999, (2) the hospital contributed by HCA in fiscal 1999 to a joint venture that we control and (3) a 3.3% increase in same store hospital net operating revenue. The increase in net operating revenue was partially offset by the sale of two hospitals in fiscal 2000 and fiscal 1999, and a 3.5% decrease in revenue from our hospital management services.

        We attribute the 3.3% same store net operating revenue increase principally to (1) a 0.6% increase in same store admissions, (2) price increases, (3) increases in outpatient volumes and (4) an increase in favorable estimated settlements from the government under Medicare and Medicaid programs. Our same store net operating revenue would have increased more, except for (1) higher patient volumes from discounted payors and (2) lower Medicare payments as a result of BBA 97.

    Salaries and Benefits, Reimbursable Expenses, Supplies, Fees, Provision for Doubtful Accounts and Other Operating Expenses. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses totaled $1,466.6 million in fiscal 2000, compared to $1,388.6 million in fiscal 1999. This represents an increase of $78.0 million or 5.6%. These expenses as a percentage of net operating revenue decreased to 83.2% for fiscal 2000 from 84.1% for fiscal 1999. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses as a percentage of net operating revenue for our owned hospitals was 83.7% for fiscal 2000, compared to 85.1% for fiscal 1999. For our same store hospitals, these expenses as a percentage of net operating revenue decreased to 83.2% for fiscal 2000 from 84.2% for fiscal 1999.

        We attribute the same store hospital decrease in these expenses as a percent of net operating revenue primarily to our growth in net operating revenue, as discussed above, and our overall improvement in containing our costs in proportion to our revenue growth. Our owned hospitals, hospital management services and corporate office implemented programs to reduce costs, to mitigate the impact of salaries and wage rate pressures through increased productivity and to improve management of accounts receivable and bad debts.

        Our decrease in same store hospital expenses as a percent of net operating revenue would have been greater, except for increases in our physician clinic expenses and supplies expense. We are focusing efforts on reducing the losses of our physician clinics. We have been selectively exiting physician contracts, except when the contract is core to our service area strategy. We plan to have fewer employed physicians by recruiting physicians without employing them, whenever possible, and by negotiating or transitioning out of contracts with physicians with mature practices. We also plan to lower physician clinic losses by changing the ways we pay employed physicians. Supplies expense increased due to new products and technology, primarily drugs, implants and blood. We are focusing efforts on improving our supplies utilization and are requesting more payments from managed care companies for high cost supplies.

        Equity in Earnings of Affiliates. Equity in earnings of affiliates was $18.2 million in fiscal 2000, compared to $22.3 million in fiscal 1999, a decrease of $4.1 million. Equity in earnings of affiliates represented 1.0% of our net operating revenue for fiscal 2000, compared to 1.4% of our net operating revenue for fiscal 1999. This decrease was due primarily to lower earnings at our Las Vegas joint venture.

        Leases and Rentals. Leases and rentals were $36.9 million in fiscal 2000, compared to $34.2 million in fiscal 1999, an increase of $2.7 million, or 8%. Leases and rentals as a percentage of net operating revenue increased to 2.1% in fiscal 2000 compared to 2.0% in fiscal 1999. This increase was due primarily to an increase in assets leased under our End Loaded Lease Financing agreement in connection with our fiscal 1999 hospital acquisitions.

        Depreciation and Amortization. Depreciation and amortization expense in fiscal 2000 was $108.5 million compared to $95.4 million in fiscal 1999. This represents an increase of $13.1 million or 13.7%. We attribute this increase primarily to (1) the hospitals we purchased during fiscal 1999 and fiscal 2000,
(2) the hospital contributed by HCA in fiscal 1999 to a joint venture that we control, (3) the replacement facility we opened in Florence, South Carolina in

November 1998 and (4) depreciation related to routine capital expenditures, including medical equipment, information technology and Year 2000-related capital expenditures. This increase was partially offset by a decrease in depreciation and amortization expense related to the sale of two hospitals in fiscal 2000 and fiscal 1999 and amortization expense related to the physician practice intangibles which we wrote off in December 1998. Depreciation and amortization expense as a percentage of net operating revenue increased to 6.2% for fiscal 2000 from 5.9% for fiscal 1999.

        Interest Expense. Interest expense in fiscal 2000 was $67.2 million, compared to $53.7 million in fiscal 1999, an increase of $13.5 million, or 25.2%. Interest expense as a percentage of net operating revenue increased to 3.8% in fiscal 2000 from 3.2% in fiscal 1999. The increase was due principally to (1) additional borrowings related to fiscal 2000 and fiscal 1999 acquisitions, share repurchases, and the opening of the replacement facility in November 1998 and (2) an increase in the interest rates of our revolving line of credit. The interest rate increase was due to higher LIBOR rates, higher pricing due to a March 1999 amendment, and a higher pricing tier due to calendar 1999 acquisitions and stock repurchases. This increase was partially offset by the issuance of convertible subordinated debentures in August 1999 at 6%, which is lower than the rate on our revolving line of credit, and the effect of our interest rate swap agreements.

        Write-down of Assets and Investigation and Litigation Related Costs. We incurred investigation and litigation related costs of approximately $8.5 million and $5.3 million during fiscal 2000 and fiscal 1999, respectively. We also recorded write-downs of assets of approximately $29.9 million during fiscal 1999 (See Note 5 - Write Down of Assets and Investigation and Litigation Related Costs in the Notes to Consolidated Financial Statements).

        Minority Interest Expense and Income. Minority interest expense was $2.1 million in fiscal 2000, compared to income of $4.5 million in fiscal 1999, a change of $6.6 million. Minority interest expense as a percentage of net operating revenue was 0.1% in fiscal 2000, compared to income of 0.3% in fiscal 1999. We attribute this change primarily to the intangible assets write-downs during fiscal 1999 and improved profitability in fiscal 2000 of one market with minority investors.

        Income Taxes. The provision for income taxes in fiscal 2000 was $35.6 million compared to $33.5 million in fiscal 1999, an increase of $2.1 million, or 6.4%. Our effective income tax rate was 39.1% in fiscal 2000 compared to 46.3% in fiscal 1999. The asset write-downs in fiscal 1999 were tax effected at 21.0% due to the effect of certain permanent nondeductible intangible assets. Excluding the effect of the asset write-downs, our effective income tax rate was 39.1% for both years.

        Net Income. Net income during fiscal 2000 was $55.5 million, compared to $38.9 million in fiscal 1999, an increase of $16.6 million, or 42.8%. Net income as a percentage of net operating revenue was 3.1% in fiscal 2000, compared to 2.4% in fiscal 1999. Excluding the write-down of assets and the investigation and litigation related costs, net income as a percentage of net operating revenue was 3.4% in fiscal 2000, compared to 3.9% in fiscal 1999.

Fiscal 1999 Compared to Fiscal 1998

        Net Operating Revenue. Net operating revenue was $1,652.6 million in fiscal 1999, compared to $1,572.3 million in fiscal 1998. This represents an increase of $80.3 million or 5.1%. We attribute this increase to (1) the hospitals we purchased during fiscal 1999 and fiscal 1998, (2) the hospital contributed by HCA in fiscal 1999 to a joint venture that we control and (3) a 2.2% increase from our hospital management services. The increase in net operating revenue was partially offset by decreases due to (1) the sales of our Columbus hospital in fiscal 1999 and Nebraska hospital in fiscal 1998, (2) the contribution in fiscal 1998 of three hospitals to joint ventures in which we hold a minority interest and (3) a 0.8% decrease in same store hospital net operating revenue.

        We attribute the 0.8% same store net operating revenue decrease principally to (1) lower Medicare payments as a result of BBA 97, (2) increased discounts to insurance and managed care companies and increased charity care, and (3) decreased estimated current year and final settlements from the government under Medicare and Medicaid programs and from insurance and managed care companies.

        Salaries and Benefits, Reimbursable Expenses, Supplies, Fees, Provision for Doubtful Accounts and Other Operating Expenses. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses were $1,388.6 million in fiscal 1999, compared to $1,253.5 million in fiscal 1998. This represents an increase of $135.1 million or 10.8%. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses as a percentage of net operating revenue increased to 84.1% for fiscal 1999 from 79.7% for fiscal 1998. These expenses as a percentage of net operating revenue for our owned hospitals was 85.1% for fiscal 1999, compared to 80.3% for fiscal 1998. For our same store hospitals, these expenses as a percentage of net operating revenue increased to 83.0% for fiscal 1999, from 79.2% for fiscal 1998.

        We attribute the same store hospital increase in these expenses to the reduction in net operating revenue discussed above, higher costs in certain local markets due to specific operational issues, and our overall difficulty in reducing our costs proportionately with the lower payments we receive.

        Equity in Earnings of Affiliates. Equity in earnings of affiliates was $22.3 million in fiscal 1999, compared to $7.0 million for fiscal 1998, an increase of $15.3 million. This increase was due to a full year of operations for the joint ventures in fiscal 1999 compared to a partial year in fiscal 1998. We formed our Las Vegas joint venture on February 1, 1998 and our Macon joint venture on May 1, 1998. Equity in earnings of affiliates represented 1.4% of our net operating revenue in fiscal 1999, compared to 0.4% of our net operating revenue in fiscal 1998.

        Leases and Rentals. Leases and rentals were $34.2 million in fiscal 1999, compared to $26.7 million in fiscal 1998, an increase of $7.5 million, or 28.2%. Leases and rentals as a percentage of net operating revenue increased to 2.0% in fiscal 1999, compared to 1.7% in fiscal 1998. This increase was due primarily to an increase in assets leased under our End Loaded Lease Financing agreement in connection with hospital acquisitions in fiscal 1999 and 1998.

        Depreciation and Amortization. Depreciation and amortization expense was $95.4 million in fiscal 1999 compared to $87.0 million in fiscal 1998. This represents an increase of $8.4 million or 9.7%. We attribute this increase primarily to (1) the hospitals we purchased during fiscal 1999 and 1998, (2) the hospital contributed by HCA in fiscal 1999 to a joint venture that we control,
(3) the replacement facility we opened in Florence, South Carolina and (4) depreciation related to routine capital expenditures. This increase was partially offset by a decrease in depreciation and amortization expense due to
(1) our contribution of three hospitals in fiscal 1998 to joint ventures which are accounted for using the equity method and (2) the reduction of amortization expense related to the physician practice intangibles which were written off during fiscal 1999. Depreciation and amortization expense as a percentage of net operating revenue increased to 5.9% for fiscal 1999 from 5.5% in fiscal 1998.

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

- Approximately $25.6 million consisted of the write-down of intangible assets related to physician practices based on our review of expected future cash flows. Our review considered recent changes in the industry, including announcements by physician practice management and other hospital companies that they were divesting or exiting certain physician clinic operations and also recording impairment charges relating to physician practices. As a result, the market for physician clinics declined and indicated a potential impairment of the fair value of our physician practice assets. We also reviewed historical financial information and determined that we had owned the practices for a sufficient time to accumulate reliable data for changing our estimated future cash flows.

    For those practices with projected negative or break-even future cash flows, we wrote off all intangible assets. These intangible assets were comprised of goodwill, non-competition agreements and employment contract costs. The tangible assets of these physician practices consisted primarily of medical office buildings and medical equipment. We concluded that these assets could be transferred to another facility, leased or sold at or above carrying value. Therefore, we did not consider the tangible assets to be impaired.

    Some of our physician practices were producing positive cash flows and were projected to continue to produce positive cash flows. No impairment was indicated for these practices and no write-downs were recorded.

- Approximately $4.3 million consisted principally of the write-down of the book value of Park Medical Center, which was subsequently sold, to its estimated fair market value.

- The remaining $5.3 million consisted of costs of the False Claims Act and stockholders' litigation.

        During fiscal 1998, we recorded a $22.9 million pre-tax charge related to the contribution of our Las Vegas hospital to a joint venture. The impairment consisted of a write-down of a portion of the goodwill at our contributed hospital, based on the relative fair values of the nonmonetary assets contributed by the parties and the ownership interest we obtained in the joint venture.

        Minority Interest Income and Expense. Minority interest income was $4.5 million in fiscal 1999, compared to expense of $3.1 million in fiscal 1998, a change of $7.6 million. Minority interest income as a percentage of net operating revenue was 0.3% in fiscal 1999, compared to expense of 0.2% in fiscal 1998. We attribute this change primarily to the write-down of intangible assets and operational issues in some of our local markets during fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2000, our working capital was $253.9 million. Our ratio of current assets to current liabilities was 2.3 to 1.0 at June 30, 2000.

Cash Flows

        Our principal sources of cash are net cash provided by operating activities and cash available under our bank revolving line of credit facility. Our principal uses of funds are hospital acquisitions, capital expenditures, payments of principal and interest on our long-term debt and share repurchases.

        Accounts receivable collections contribute significantly to our net cash flow from operating activities. Billing and collecting accounts receivable by hospitals is very difficult because of the complexity of Medicare and Medicaid regulations, increases in managed care, hospital personnel turnover, including business office managers, computer system conversions and upgrades by hospital and government authorities, dependence of hospitals on physician documentation of medical records, and the subjective judgment involved in submitting and collecting Medicare and Medicaid bills. Our cash flow can also be affected by temporary delays in billing Medicare and Medicaid accounts receivable while waiting for the government to process hospital change in ownership forms. There can be no assurance that this complexity will not negatively impact our future cash flow or results of operations.

Fiscal 2000 Cash Flows Compared to Fiscal 1999 Cash Flows

        Cash provided by operating activities totaled $145.5 million in fiscal 2000, compared to $129.1 million in fiscal 1999. This represents an increase of $16.4 million, or 12.7%, which was due primarily to higher EBITDA(1), cash distributions received from our Macon and Las Vegas joint ventures and a lower increase in patient accounts receivable compared to the increase in fiscal 1999. Cash provided by operating activities would have increased more, except for greater payments on accounts payable and accrued expenses.

        EBITDA for fiscal 2000 was $277.5 million, compared to $252.1 million for fiscal 1999, an increase of $25.4 million or 10.1%. EBITDA as a percentage of net operating revenue was 15.7% for fiscal 2000, compared to 15.3% for fiscal 1999. EBITDA as a percentage of net operating revenue for our owned hospitals was 15.3% for fiscal 2000, compared to 14.3% for fiscal 1999. EBITDA as a percentage of net operating revenue for our same store hospitals was 15.0% for fiscal 2000, compared to 13.7% for fiscal 1999. EBITDA as a percentage of net operating revenue for our management services business was 21.0% for fiscal 2000, compared to 24.7% for fiscal 1999. We attribute the increase in consolidated EBITDA principally to (1) growth in net operating revenue, (2) overall improvement in containing our costs, including improvements in receivables management and (3) our ongoing portfolio review which resulted in selling two hospitals in fiscal 1999 and fiscal 2000. The EBITDA increase was partially offset by (1) a $12.5 million increase in physician clinic losses, (2) discounts to insurance and managed care companies, (3) the impact of BBA 97, (4) lower earnings from our management services business and (5) lower earnings from our Las Vegas joint venture. EBITDA as a percentage of net operating revenue for our same store hospitals excluding physician clinics was 18.5% for fiscal 2000, compared to 16.4% for fiscal 1999.

        Net cash used for investing activities in fiscal 2000 totaled $113.9 million compared to $329.0 million in fiscal 1999. Our primary investment activities in fiscal 2000 were acquisitions and capital expenditures. During fiscal 2000, we acquired one hospital and affiliated health care entities for $20.7 million. Capital expenditures excluding acquisitions were $100.8 million during fiscal 2000 compared to $124.0 million in fiscal 1999 and are discussed further under the caption "Capital Expenditures." Proceeds from sale of assets relate to the transfer of the lease of the Frankfort, Indiana hospital in fiscal 2000 and the sale of the Columbus, Ohio hospital in fiscal 1999.

--------

(1) EBITDA is commonly used as an analytical indicator, and also serves as a measure of indebtedness capacity and debt service ability. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Fiscal 1999 Cash Flows Compared To Fiscal 1998 Cash Flows

        Cash provided by operating activities totaled $129.1 million in fiscal 1999, compared to $124.7 million in fiscal 1998, an increase of $4.4 million, or 3.5%. This increase was due primarily to lower tax payments related to IRS examinations and a lower increase in accounts receivable compared to the increase in fiscal 1998.

        EBITDA for fiscal 1999 was $252.1 million, compared to $299.1 million for fiscal 1998, a decrease of $47.0 million or 15.7%. EBITDA as a percentage of net operating revenue was 15.3% in fiscal 1999, compared to 19.0% in fiscal 1998. EBITDA as a percentage of net operating revenue for our owned hospitals was 14.3% in fiscal 1999, compared to 18.5% in fiscal 1998. EBITDA as a percentage of net operating revenue for our same store hospitals was 15.3% in fiscal 1999, compared to 19.2% in fiscal 1998. EBITDA as a percentage of net operating revenue for our management services business was 24.7% in fiscal 1999, compared to 23.9% in fiscal 1998. We attribute the decrease in EBITDA principally to (1) the decrease in net operating revenue of our same store hospitals from BBA 97, managed care and decreased estimated payor settlements and (2) the increase in operating expenses.

        Net cash used for investing activities in fiscal 1999 totaled $329.0 million, compared to $253.1 million in fiscal 1998. Our primary investment activities in fiscal 1999 were acquisitions and capital expenditures. During fiscal 1999, we acquired four hospitals and affiliated health care entities for $217.2 million. In connection with three of these acquisitions, we entered into operating lease agreements to lease land and buildings with estimated fair market value of $108.7 million. We also entered into a joint venture in Vicksburg, Mississippi. Capital expenditures excluding acquisitions were $124.0 million in fiscal 1999 compared to $131.8 million in fiscal 1998. These amounts include $32.6 million for the replacement facility in Florence, South Carolina in fiscal 1999 and $51.8 million in fiscal 1998. Proceeds from sale of assets relate to the sale of the Columbus, Ohio hospital in fiscal 1999 and our interest in the Nebraska hospital in fiscal 1998.

Capital Expenditures

        Capital expenditures excluding acquisitions for fiscal 2000 totaled $100.8 million. These capital expenditures consisted of $15.0 million for constructing two hospitals and routine capital expenditures of $85.8 million. We expect to make routine capital expenditures for fiscal 2001 of approximately $100 million before acquisitions and before construction of new or replacement hospitals. We are constructing a replacement hospital in Vicksburg, Mississippi and a new acute-care hospital in Ft. Wayne, Indiana. The Vicksburg hospital has a total project cost of approximately $110 million with an expected completion date of summer 2002. The Ft. Wayne hospital has a total project cost of approximately $45 million. We expect to open this facility in summer 2001. We expect to make construction capital expenditures of approximately $85 million for fiscal 2001.

        Capital expenditures excluding acquisitions for fiscal 1999 totaled $124.0 million. These capital expenditures consisted of constructing a replacement hospital and two medical office buildings in Florence, South Carolina of approximately $32.6 million and routine capital expenditures of $91.4 million.

Capital Resources

         Our revolving credit facility consists of an $850.0 million secured credit facility expiring November 26, 2002, which coincides with the expiration date of our End Loaded Lease Facility. On November 26 of each year, we can request an incremental one year extension, which is subject to approval of all of the lenders. The credit facility bears interest at our option at generally the lender's base rate, swing-line rate or a fluctuating rate ranging from .55 to 1.55 percentage points above LIBOR. Also, we pay a facility fee ranging from
 .20 to .45 percentage points on the commitment. The interest rate margins and facility fee rates are based on our leverage ratio. Substantially all stock of our subsidiaries has been pledged under the terms of the credit facility. We may prepay the amount outstanding at any time. At August 31, 2000, we had approximately $310.5 million committed and undrawn under our credit facility.

         We also have a $150.0 million End Loaded Lease Financing (ELLF) agreement to provide a financing option for acquisition and/or construction. The interest rate margins, facility fee rates, the option to extend and financial covenants are substantially the same as our credit facility. Under this agreement, we have guaranteed all lease payments, including contingent lease payments, of up to 85% of the amount utilized under this agreement. At August 31, 2000, we had approximately $1.6 million available under this agreement.

         We have $150.0 million of 8 3/4% senior subordinated notes, which mature on November 1, 2005. We have the option to redeem these notes at 104.375% of the principal amount on or after November 1, 2000, 102.188% of the principal amount on or after November 1, 2001, or at par value on or after November 1, 2002. Upon a change of control, we must make an offer to purchase these notes at 101% of the principal amount. These notes are unsecured and subordinated in right of payment to all existing and future senior debt.

         On August 31, 1999, we issued $150.0 million of convertible subordinated debentures due 2009 to Welsh, Carson, Anderson & Stowe, VIII, LP (WCAS VIII) and certain WCAS VIII affiliates, including Russell L. Carson, Chairman of our Board of Directors. We sold the debentures for cash at their face value. The debentures bear interest at 6.0% per annum. Interest is payable quarterly. The debentures are convertible into common shares at a conversion price of $11.25 per share. The debentures automatically convert at any time after three years if the average of the closing price of our stock over any 90 day period is more than 150% of the conversion price. We can call the debentures at par after August 31, 2001. In the event of a merger, consolidation or sale of more than 50% of our assets, the holder of the debentures has the option to have the debentures prepaid in full. The debentures have antidilution protection, including, under certain circumstances, issuance of common stock below the then applicable conversion price. The shares into which the debentures are convertible have certain voting restrictions and must be held until August 2001. The debentures are subordinated in right of payment to all our debt. We did not register the debentures under the Securities Act of 1933. The sale of the debentures was exempt from registration under Section 4(2) of the Securities Act because it was a privately negotiated transaction and did not involve a public offering. We used the proceeds to reduce our outstanding debt under our revolving credit facility.

         The credit facilities governing our revolving line of credit and senior subordinated notes contain certain financial covenants including but not limited to a limitation on debt levels, prohibition of dividend payments and other distributions and restrictions on investments, repurchases of common stock, asset dispositions, the ability to merge or consolidate with or transfer assets to another entity, and the maintenance of various financial ratios, including a net worth ratio, a fixed charge ratio and a leverage ratio. The amount available under our revolving line of credit is based on our leverage ratio and was approximately $229 million at June 30, 2000.

         During fiscal 2000, we repurchased 2.8 million shares of our common stock for an aggregate purchase price of $18.6 million. We repurchased all of these shares in open market transactions. There are approximately 1.6 million shares remaining for repurchase under the existing 5.0 million share repurchase program authorized in October 1998.

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

         The health care industry is labor intensive. This means that our owned hospitals need many employees, who we pay salaries and other benefits. These salaries and benefits increase during periods of inflation and shortages of qualified potential employees. Some of our hospitals are now experiencing pressures to increase salaries. In addition, our suppliers raise prices. We cannot assure you that we will be able to offset or control future cost increases.


MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50%-75% of our debt at a fixed rate, either by borrowing on a long-term basis or entering into interest rate swaps. At June 30, 2000, approximately 70% of our outstanding debt and ELLF amounts were effectively at a fixed rate. Interest rate swaps are contracts which allow us to periodically exchange fixed and floating interest rate payments over the life of the agreements. Floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the interest rate swap was consummated. Interest rate swaps are cash flow hedges, which effectively convert an aggregate notional amount of $400 million of floating rate borrowings to fixed rate borrowings at June 30, 2000. The initial term of the interest rate swaps expire at various dates through fiscal 2003. Our policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments. Our counterparties are creditworthy financial institutions and we anticipate that they will be able to fully satisfy their obligations under the contracts. For the years ended June 30, 2000, 1999 and 1998, we received a weighted average rate of 5.8%, 5.3% and 5.8% and paid a weighted average rate of 5.9%, 5.7% and 6.0%, respectively.

         The following table presents information about our market-sensitive financial instruments, including long-term debt and interest rate swaps as of June 30, 2000. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts by expected maturity date and weighted average interest rates based on rates in effect at June 30, 2000. We determined the fair value of our publicly traded notes using the quoted market price at June 30, 2000. The fair value of the option feature in the convertible debentures is estimated using an option pricing model. The fair values of the remaining long-term debt are estimated using discounted cash flows based on our incremental borrowing rates. The fair values of our interest rate swaps is based on the cash which would be realized in the event of termination of the agreements.

                    Maturity Date, Fiscal Year Ending June 30
                    -----------------------------------------
                              (Dollars in millions)

                                                                                                                        June 30,
                                                                                                                          2000
                                                                                                                       Fair Value
                                                                                           There-                           of
                             2001        2002          2003        2004         2005       after        Total          Liabilities
                             ----      ------        ------        ----         ----       ------       ------         -----------
Long-term debt:
Fixed rate long-term
   debt                      $0.8        $0.6          $0.6        $0.7         $0.6       $301.0       $304.3             $313.0
Average interest rates        7.9%        7.8%          7.7%        7.8%         7.7%         7.4%
Variable rate long-
   term debt                                         $547.6                                             $547.6             $547.6
Average interest rates                                  7.8%

Interest rate swaps:
Pay fixed/receive
 variable notional
 amounts                               $200.0        $200.0                                             $400.0              $(9.3)
Average pay rate                          6.0%          5.7%
Average receive rate                      6.8%          6.8%

LITIGATION

         We are currently, and from time to time expect to be, subject to claims and suits arising in the ordinary course of business, including claims for personal injuries and breach of management contracts. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. Except for the litigation described below and other litigation, administrative proceedings or investigations which may arise under the False Claims Act or similar laws, we are not aware that we are currently a party to any such proceeding which, in our opinion, if adversely decided, would have a material effect on our results of operations or financial position.

Professional Liability Judgment

         On February 29, 2000, an amended final trial judgment was entered against our subsidiary, Quorum Health Resources, LLC ("QHR"), in the amount of approximately $57 million in the case of David X. and Veronica Rodriguez, Individually and as Next Friends of Cristina Rodriguez, a minor v Quorum Health Resources, LLC, in the 365th District Court, Maverick County, Texas. The lawsuit arose out of the treatment provided beginning July 2, 1994 at Fort Duncan Medical Center, an acute care hospital managed by QHR. QHR is appealing the decision. Interest accrues on the judgment at 10% annually.

         On July 20, 2000, a federal district court ruled that Maverick County Hospital District (the owner of Fort Duncan Medical Center) was obligated to indemnify QHR against all liabilities and costs that it may incur as a result of the jury's finding of ordinary negligence in the Rodriguez litigation (W.D. Texas No. A 99 CA 580SS). The Hospital District has appealed this decision. In addition, Continental Insurance Company, which provides excess coverage of $15 million above QHR's primary insurance of $35 million, has denied coverage on this judgment. QHR has filed an action seeking a declaratory judgment that Continental Insurance Company is obligated to insure its portion of the judgment (M.D. Tenn. No. 3-00-0806).

         We currently believe that all or a substantial portion of the judgment, if not overturned, will be covered by our insurance carriers and/or other interested parties. However, we cannot guarantee that the judgment will be overturned or that we will receive any insurance proceeds or other funds. If we were required to pay the judgment from our own funds, it could have a material adverse effect on us.

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

         In August 1998, the government informed us that the investigation was prompted by a lawsuit filed under the False Claims Act. The suit was filed in January 1993 by a former employee of a hospital we managed. These lawsuits, commonly known as qui tam actions, are filed "under seal." That means that the claims are kept secret until the government decides whether to join the case. The person who files the lawsuit is called a "relator". At a meeting in September 1998, we learned from the government that it would likely join in the case. The government joined the case against us in October 1998. The relator's lawsuit named us and our subsidiary, Quorum Health Resources, HCA and all hospitals that we or HCA owned, operated or managed from 1984 through 1997, as defendants. The unsealed complaint, prepared by the relator, alleged that we knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

         In January 1999, we filed motions with the court asking to be separated from the case against co-defendant HCA. The government did not oppose the motion to separate the cases against us and HCA. On February 2, 1999, the government filed an amended complaint. On that date, the government also filed a notice of non-intervention advising the Court that it would not proceed on some of the relator's allegations, and that it would not sue individual managed hospital clients. The government's complaint did not name as defendants any hospital we managed. It does name us, Quorum Health Resources and each subsidiary which now owns or has ever owned a hospital. Subsequently, the court granted our motion to be separated, dismissed us from the case, and directed plaintiffs to file a new action against us alone. Plaintiffs did so on February 24, 1999.

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

         In April 1999, we filed several motions to dismiss the government's complaint in whole or in part as well as a motion to dismiss the relator from the case. The government and the relator replied to our motions in June, 1999 and we filed a reply in July, 1999. In December 1999, we filed a motion to move the litigation to the U.S. District Court for the Middle District of Tennessee located in Nashville, Tennessee. The government and the relator oppose this motion. A magistrate judge has recommended to the court that it deny the request to move the litigation to Tennessee, and has recommended instead that the case be moved to Atlanta. The court has not ruled on our motions.

         This qui tam action seeks three times the amount of damages caused to the United States by our submission of any alleged false claims to the government, civil penalties of not less than $5,000 nor more than $10,000 for each false claim, and attorneys' fees and costs.

Other Qui Tam Actions And Related Investigations

         In May 1998, we were informed that we were a defendant in another qui tam action involving home health services provided by two of our owned hospitals and alleging that we had violated Medicare laws. This action was filed under seal in June 1996 by a former employee, whom we fired in April 1996. The United States Attorney's Office allowed us an opportunity to review the results of the government's investigations and discuss the allegations made in the action prior to the government making a decision to intervene as a plaintiff. The lawsuit remains under seal for all other purposes. We have cooperated fully with the United States Attorney's Office and provided additional information and made employees available for interviews. We are now engaged in settlement discussions with the government.

         As part of our ongoing discussions, we have learned from the same U.S. Attorney that there are two additional unrelated qui tam complaints against us alleging Medicare violations at one owned and two managed hospitals. Both matters remain under seal. The government has stated that it intends to investigate these allegations. At this time, we cannot take a position on how we will respond to these matters.

         From time to time, we may be the subject of additional investigations or a party to additional litigation which alleges violations of law. We may not know about such investigations, or about qui tam actions filed against us.

Stockholder Class Action

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

         We cannot at this time predict the effect or outcome of any of the ongoing investigations or the class or qui tam actions. If we are found to have violated federal or state laws relating to Medicare, Medicaid or other government programs, then we may be required to pay substantial fines and civil and criminal penalties and also may be excluded from participating in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are or in the future may be substantial. We could be subject to substantial costs resulting from defending, or from an adverse outcome in any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. Agreements we enter into as a part of any settlement could also materially adversely affect us. Any current or future investigations or actions could have a material adverse effect on our results of operations or financial condition.

GENERAL

         We received from the Medicare and Medicaid programs approximately 42%, 43% and 45% of net patient service revenue for the years ended June 30, 2000, 1999 and 1998, respectively.

         Medicare inpatient operating payment rates are scheduled to increase 2.3% effective October 1, 2000. Medicare inpatient operating payment rates increased 0.5% for October 1, 1998 through September 30, 1999 and 1.1% for October 1, 1999 through September 30, 2000. These increases are less than inflation and increases through September 30, 2002 are also scheduled to be less than inflation. Also, the threshold to qualify for additional payments for treating costly inpatient cases (outlier) increased on October 1, 1999 and is expected to increase again on October 1, 2000. Increases in this threshold result in decreased payments to hospitals. Payments for Medicare skilled nursing facility services, outpatient services and home health services historically have been paid based on costs, subject to certain adjustments and limits. BBA 97 required that the payment for those services be converted to prospective payment systems (PPS). PPS for skilled nursing facilities began for cost reporting periods beginning on and after July 1, 1998. PPS for outpatients began on August 1, 2000. The Health

Care Financing Administration's(HCFA) current plan is to implement PPS for home health on October 1, 2000.

         Due to BBA 97, we received lower Medicare payments for outpatient services and home health visits. We also had lower payments under PPS for skilled nursing facilities. The reduction in home health payments resulted in a decline in our home health volumes of 11.0% and 49.3% for fiscal 2000 and fiscal 1999, respectively, compared to the prior years. In response to BBA 97, we consolidated certain home health agencies and skilled nursing facilities, reduced costs at our home health agencies and skilled nursing facilities and closed or ceased admitting patients to skilled nursing facilities at four hospitals.

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

         HCFA estimates that hospital outpatient payments under the new outpatient PPS system will be 4.6% more than hospitals would have received under the cost-based system. HCFA's estimate was based on 1996 data. This data excluded a substantial number of the hospital industry's claims from the claim population. We estimate that approximately 6% of our net patient service revenue will be paid under Medicare outpatient PPS. Medicare outpatient PPS is a complex system which has required many changes in our systems and processes. We are billing claims under outpatient PPS. We are also analyzing outpatient product lines, the impact of changes on patient coinsurance and the financial impact of outpatient PPS.

         The fiscal intermediaries are having difficulties processing payments timely and accurately under outpatient PPS. HCFA has identified certain information system issues relating to the processing of payments for outpatient PPS claims. HCFA is addressing these issues but has indicated that some of these issues may not be resolved until October 1, 2000 and other issues may not be resolved until January 1, 2001.

         The federal government originally estimated that BBA 97 would reduce Medicare spending by approximately $103 billion. In July 1999, the federal government revised its estimate to $206 billion. In November 1999, the federal government lowered its estimate to $195 billion due to the positive impact of BBRA. In January 2000, the federal government further revised its estimate to $227 billion. BBA 97 has reduced our ability to maintain our historical rate of net revenue growth and operating margins. We believe the most significant payment reductions were phased in by the federal fiscal year that began on October 1, 1998. BBA 97 and further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and our hospitals. We expect continuing pressure to limit expenditures by governmental health care programs.

         More of our patients are participating in managed care plans. Managed care includes indemnity insurance and employer plans which pay less than full charges, health maintenance organizations, preferred provider organizations and various other forms of managed care. We are negotiating higher rates from managed care payors, averaging increases of 4% to 6%. We are beginning to use a managed care information system in twelve of our owned hospitals to improve the information available to management and to help ensure that we are paid at the contracted amounts. We expect to install these systems in six additional owned hospitals in phases with most hospitals having basic functionality during calendar year 2000. We plan to install these systems in the remaining three owned hospitals by June 30, 2001. The trend toward managed care has and may continue to adversely affect our ability to grow net operating revenue and improve operating margins.

         Our acute care hospitals, like most acute care hospitals in the United States, have significant unused capacity. The result is substantial competition for patients and physicians. Inpatient volumes continue to be negatively affected by payer-required pre-admission authorization and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Over the long term, we expect the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. More outpatient procedures are now being provided in physician offices. We expect increased competition and admission constraints to continue. Our ability to successfully respond to these trends, as well as spending reductions in governmental health care programs, will be significant in determining our ability to grow net operating revenue and improve operating margins.

         Outpatient revenue of our owned hospitals was approximately 41.7%, 40.6% and 40.2% of gross patient service revenue for the years ended June 30, 2000, 1999 and 1998, respectively.

         We face competition in acquiring hospitals from a number of well-capitalized organizations. National studies indicate that acute care hospital margins peaked in 1998 and are expected to decline for the next several years. The pricing expected by hospital sellers may not yet reflect lower margins. Additionally, some hospitals are sold through an "auction" process, which may result in competitors paying higher prices for those properties than we believe is reasonable. Many states have implemented review processes by the Attorneys General of not-for-profit hospital acquisitions, resulting in delays to close an acquisition. We believe that trends in the health care industry described above may create possible future acquisition opportunities. We may need to obtain additional financing to acquire hospitals in light of our hospital construction projects and the amount currently available under our revolving line of credit. We intend to concentrate on opportunities to buy hospitals which complement health care facilities we already own.

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

         The IRS is in the process of conducting examinations of our federal income tax returns for the fiscal years ended June 30, 1996 through 1998. The IRS has proposed certain adjustments in connection with its prior examination of our federal income tax returns for the fiscal years ending June 30, 1993 through 1995. The most significant adjustments relate to how we compute bad debt expense and how we value property, plant and equipment of hospitals we acquire and their related depreciable lives. We have protested substantially all of the proposed adjustments through the appeals process of the IRS. In our opinion, the ultimate outcome of the IRS examinations will not have a material effect on our results of operations or financial position.

         In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard will require us to recognize all derivatives on our Consolidated Balance Sheet at their fair value. Derivatives that are not hedges must be adjusted to fair value with changes in fair value reflected in our Consolidated Income Statement. For interest rate swap agreements that qualify as hedges, we will offset changes in fair value against the change in fair value of the hedged assets, liabilities, or firm commitments through changes to our Consolidated Income Statement. The adoption of this new FASB standard on July 1, 2000 will result in a cumulative effect of an accounting change of approximately $9.3 million. This change will be reported as Other Comprehensive Income. Other Comprehensive Income is not reported in our Consolidated Income Statement. Our interest rate swaps are cash flow hedges which hedge the variability in expected cash flows from a portion of our existing floating rate liabilities. We believe that our hedges are highly effective with changes in effectiveness expected to be reported in Other Comprehensive Income. Changes in any ineffectiveness will be reported in our Consolidated Income Statement.

         On March 31, 2000, FASB issued its final interpretation of APB Opinion No. 25 "Accounting for Certain Transactions involving Stock Compensation." The final interpretation requires variable-award accounting for stock options granted six months before or after the cancellation or settlement of options if the new options have a lower exercise price. The interpretation is effective July 1, 2000 and covers certain events that occurred after December 15, 1998. No adjustments will be made to financial statements for periods prior to the effective date and no expense will be recognized for any additional compensation costs attributable to periods before the effective date.

         In March 1999, our Board of Directors approved a plan to allow employees to exchange "underwater" stock options. Based on the exchange, we canceled 5.2 million options at exercise prices ranging from $12.09 to $33.06 and issued 3.6 million options at an exercise price of $9.00 on March 26, 1999. The effect was to reduce the number of options held to offset the benefit of a lower exercise price. The estimated economic value of the grants was generally unchanged as a result of the exchange. We also granted 1.4 million options on March 11, 1999.

         We included a provision in the March 26, 1999 option grants to vest and terminate the repriced options thirty days after giving notice to our employees. There would have been no variable award accounting after the options terminated. The FASB subsequently changed the proposed interpretation of APB 25 to require variable award accounting for most of the stock options granted on March 11, 1999. After considering the issues related to termination of the March 26, 1999 options, including the requirement to apply variable award accounting on the March 11, 1999 options, we decided not to terminate the March 26, 1999 options.

         Effective July 1, 2000, we will begin recording non-cash compensation expense for the increase in our stock price after June 30, 2000. The number of options subject to variable award accounting is the total of approximately 1.8 million vested options and a percentage of approximately 1.5 million unvested options based on their vesting schedule. The number of options affected will decrease for options exercised or canceled and will increase as unvested options become vested.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition. Markets Risks Associated With Financial Instruments."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements are submitted in a separate section of this report. See pages F-1, F-2, and F-4 through F-31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Stockholders.

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

                                  June 30, 2000

                   Quorum Health Group, Inc. and Subsidiaries

             Form 10-K -- Item 8 and Item 14(a) (1) and (2) and (d)

         Index to Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Quorum Health Group, Inc. and subsidiaries are included in Item 8:

                                                                                  Page No.
                                                                                  --------
         Report of Independent Auditors                                             F-3
         Consolidated Statements of Income-- Years Ended
           June 30, 2000, 1999 and 1998                                             F-4
         Consolidated Balance Sheets-- June 30, 2000 and 1999                       F-5
         Consolidated Statements of Changes in
           Stockholders' Equity-- Years Ended June 30, 2000,
           1999 and 1998                                                            F-7
         Consolidated Statements of Cash Flows-- Years Ended
           June 30, 2000, 1999 and 1998                                             F-8
         Notes to Consolidated Financial Statements                                 F-9

The following consolidated financial statement schedule of Quorum Health Group, Inc. and subsidiaries is included in Item 14(d):

         Schedule II-- Valuation and Qualifying Accounts                            S-1


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Quorum Health Group, Inc.

We have audited the accompanying consolidated balance sheets of Quorum Health Group, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quorum Health Group, Inc. and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     ERNST & YOUNG LLP


Nashville, Tennessee
August 4, 2000

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                Year Ended June 30
                                                  -----------------------------------------------
                                                      2000              1999              1998
                                                  -----------       -----------       -----------
Revenue:
   Net patient service revenue                    $ 1,620,409       $ 1,505,027       $ 1,427,969
   Hospital management/professional services           79,595            82,698            79,537
   Reimbursable expenses                               62,768            64,859            64,846
                                                  -----------       -----------       -----------
Net operating revenue                               1,762,772         1,652,584         1,572,352

Salaries and benefits                                 730,598           687,090           628,090
Reimbursable expenses                                  62,768            64,859            64,846
Supplies                                              254,276           231,299           210,056
Fees                                                  162,889           156,885           140,859
Other operating expenses                              128,426           121,948           102,959
Provision for doubtful accounts                       127,631           126,525           106,733
Equity in earnings of affiliates                      (18,233)          (22,348)           (6,993)
Leases and rentals                                     36,937            34,192            26,679
Depreciation and amortization                         108,475            95,427            87,020
Interest                                               67,211            53,683            40,606
Write-down of assets and investigation and
   litigation related costs                             8,534            35,173            22,850
Minority interest                                       2,145            (4,501)            3,118
                                                  -----------       -----------       -----------
Income before income taxes                             91,115            72,352           145,529
Provision for income taxes                             35,626            33,494            58,849
                                                  -----------       -----------       -----------
Net income                                        $    55,489       $    38,858       $    86,680
                                                  ===========       ===========       ===========

Earnings per share:
   Basic                                          $      0.78       $      0.53       $      1.16
                                                  ===========       ===========       ===========
   Diluted                                        $      0.72       $      0.52       $      1.12
                                                  ===========       ===========       ===========

Weighted average shares outstanding:
   Basic                                               71,543            73,500            74,733
                                                  ===========       ===========       ===========
   Diluted                                             83,020            74,430            77,167
                                                  ===========       ===========       ===========

                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             June 30
                                                    -------------------------
                                                       2000           1999
                                                    ----------     ----------
ASSETS
Current assets:
   Cash                                             $   13,944     $   22,258
   Accounts receivable, less allowance for
      doubtful accounts of $88,239 at June 30,
      2000 and $83,896 at June 30, 1999                348,137        332,312
   Supplies                                             41,072         39,003
   Other                                                47,984         46,838
                                                    ----------     ----------
        Total current assets                           451,137        440,411

Property, plant and equipment, at cost:
   Land                                                 88,922         88,157
   Buildings and improvements                          468,963        435,525
   Equipment                                           657,400        584,017
   Construction in progress                             29,888         24,875
                                                    ----------     ----------
                                                     1,245,173      1,132,574
   Less accumulated depreciation                       392,256        297,454
                                                    ----------     ----------
                                                       852,917        835,120

Cost in excess of net assets acquired, net             222,191        226,038
Investments in unconsolidated entities                 249,885        259,709
Other                                                   80,308         70,670
                                                    ----------     ----------
        Total assets                                $1,856,438     $1,831,948
                                                    ==========     ==========

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                    (In thousands, except per share amounts)

                                                                 June 30
                                                        -------------------------
                                                           2000             1999
                                                        ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                $   97,493      $   96,904
   Accrued salaries and benefits                            72,495          72,558
   Other current liabilities                                26,407          34,841
   Current maturities of long-term debt                        817             913
                                                        ----------      ----------
        Total current liabilities                          197,212         205,216

Long-term debt, less current maturities                    851,045         872,213
Deferred income taxes                                       31,010          33,422
Professional liability risks and other
  liabilities and deferrals                                 44,940          36,456
Minority interests in consolidated entities                 64,142          59,975

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 300,000
     shares authorized; issued and outstanding
     71,281 at June 30, 2000
     and 73,166 at June 30, 1999                               713             732
   Additional paid-in capital                              241,667         253,714
   Retained earnings                                       425,709         370,220
                                                        ----------      ----------
                                                           668,089         624,666
                                                        ----------      ----------
        Total liabilities and stockholders' equity      $1,856,438      $1,831,948
                                                        ==========      ==========

                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                            Common Stock       Additional
                                        --------------------     Paid-in       Retained
                                        Shares       Amount     Capital        Earnings        Total
                                        ------     ---------   ----------      ---------     ---------
Balance at July 1, 1997                 74,137     $     741   $ 272,692       $ 244,682     $ 518,115

   Options exercised and
      related tax benefits,
      net of shares tendered
      in payment                         1,098            12      12,993              --        13,005
   Stock issued under employee
      stock purchase plan                  243             2       4,464              --         4,466
   Net income                               --            --          --          86,680        86,680
                                        ------     ---------   ---------       ---------     ---------
Balance at June 30, 1998                75,478           755     290,149         331,362       622,266

   Repurchases of common stock          (3,585)          (36)    (48,066)             --       (48,102)
   Options exercised and
      related tax benefits,
      net of shares tendered
      in payment                           675             8       6,936              --         6,944
   Stock issued under employee
      stock purchase plan                  598             5       4,695              --         4,700
   Net income                               --            --          --          38,858        38,858
                                        ------     ---------   ---------       ---------     ---------
Balance at June 30, 1999                73,166           732     253,714         370,220       624,666

   Repurchases of common stock          (2,814)          (28)    (18,608)             --       (18,636)
   Options exercised and
      related tax benefits,
      net of shares tendered
      in payment                           415             4       2,679              --         2,683
   Stock issued under employee
      stock purchase plan                  514             5       3,882              --         3,887
   Net income                               --            --          --          55,489        55,489
                                        ------     ---------   ---------       ---------     ---------
Balance at June 30, 2000                71,281     $     713   $ 241,667       $ 425,709     $ 668,089
                                        ======     =========   =========       =========     =========

                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       Year Ended June 30
                                                           -----------------------------------------
                                                             2000             1999            1998
                                                           ---------       ---------       ---------
OPERATING ACTIVITIES:
Net income                                                 $  55,489       $  38,858       $  86,680
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                              100,883          87,802          78,208
   Amortization of intangible assets                           7,592           7,624           8,812
   Write-down of assets                                           --          27,721          22,850
   Provision for doubtful accounts                           127,631         126,525         106,733
   Provision for deferred taxes                               (3,402)          4,028          (7,816)
   Undistributed earnings of affiliates                        9,090         (16,163)         (6,993)
   Other                                                       6,606             125           5,371
   Changes in operating assets and liabilities,
     net of effects from acquisitions and
     divestitures:
              Accounts receivable                           (148,619)       (148,719)       (161,872)
              Supplies and other current assets               (4,461)        (10,067)         (5,363)
              Other assets                                    (1,813)           (365)          5,400
              Accounts payable and accrued expenses           (2,781)         13,044           8,019
              Other current and long-term liabilities           (720)         (1,358)        (15,315)
                                                           ---------       ---------       ---------
Net cash provided by operating activities                    145,495         129,055         124,714

INVESTING ACTIVITIES:
Purchase of acquired companies                               (20,709)       (217,236)       (131,741)
Purchase of property, plant and equipment                   (100,801)       (124,024)       (131,766)
Proceeds from sale of assets                                   6,906          13,368          14,695
Other                                                            735          (1,107)         (4,238)
                                                           ---------       ---------       ---------
Net cash used in investing activities                       (113,869)       (328,999)       (253,050)

FINANCING ACTIVITIES:
Borrowings under bank debt                                   336,000         641,300         458,900
Repayments of bank debt                                     (506,400)       (385,700)       (360,400)
Repurchase of Senior Subordinated Notes                           --              --          (2,224)
Borrowings under convertible subordinated debentures         150,000              --              --
Repurchases of common stock                                  (18,636)        (48,102)             --
Proceeds from issuance of common stock, net                    6,425           9,173          13,235
Change in outstanding checks and overnight investment         (8,061)          6,721          20,199
Other                                                            732         (18,739)         (2,833)
                                                           ---------       ---------       ---------
Net cash provided by (used in) financing activities          (39,940)        204,653         126,877
                                                           ---------       ---------       ---------
Increase (decrease) in cash                                   (8,314)          4,709          (1,459)
Cash at beginning of year                                     22,258          17,549          19,008
                                                           ---------       ---------       ---------
Cash at end of year                                        $  13,944       $  22,258       $  17,549
                                                           =========       =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                              $ (66,590)      $ (52,858)      $ (44,353)
                                                           =========       =========       =========
Income taxes paid                                          $ (31,254)        (34,152)        (73,205)
                                                           =========       =========       =========

                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


1.  ORGANIZATION AND ACCOUNTING POLICIES

Quorum Health Group, Inc. through its subsidiaries owns and operates acute care hospitals and health systems nationwide. At June 30, 2000, Quorum Health Group, Inc. and subsidiaries (the Company) owned 21 hospitals and managed 212 hospitals. The Company's subsidiaries also are minority investors in joint ventures that own and operate seven hospitals.

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

Accounts Receivable: Accounts receivable consist primarily of amounts due from the federal government and state governments under Medicare, Medicaid and other government programs and other payors including commercial insurance companies, health maintenance organizations, preferred provider organizations, self-insured employers and individual patients. The Dothan, Alabama and Ft. Wayne, Indiana markets accounted for approximately 34% and 32% of the Company's owned hospital revenue for the years ended June 30, 2000 and 1999, respectively.

Supplies: Supplies are stated at the lower of cost (first-in, first-out)or market.

Property, Plant and Equipment: Depreciation is computed using the straight-line method principally with a range of depreciable lives from 20-40 years for buildings and improvements and 3-20 years for equipment, or over the lives of leases if shorter.

Cost in Excess of Net Assets Acquired: Cost in excess of net assets acquired (or goodwill) consists of the excess purchase price over the fair value of acquired tangible and identifiable intangible assets. Goodwill is amortized using the straight-line method primarily over 15 to 40 years. Accumulated amortization of cost in excess of net assets acquired was $22.5 million and $15.4 million at June 30, 2000 and 1999, respectively. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable based on undiscounted cash flows of the related assets, the Company writes down the goodwill to estimated fair value (See Note 5).

Deferred Loan Costs: Deferred loan costs are included in other noncurrent assets and are amortized over the term of the related debt.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

Other Current Liabilities: Outstanding checks included in other current liabilities was $20.6 million and $26.9 million at June 30, 2000 and 1999, respectively.

Risk Management: The Company maintains self-insured medical plans for certain employees. Unpaid claims are accrued based on the estimated ultimate cost of settlement in accordance with past experience.

The Company generally is insured for professional liability based on a claims made policy purchased in the commercial market. The provision for professional liability and comprehensive general liability claims include estimates of the ultimate costs for claims incurred but not reported. The liability is estimated in accordance with actuarial projections based on past experience.

Net Operating Revenue: Net patient service revenue is received primarily from the federal Medicare and state Medicaid programs and from commercial insurance carriers. Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under agreements with third-party payors. Settlements with third-party payors are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The adjustments to estimated final settlements resulted in increases to revenue of $10.9 million, $10.2 million and $11.3 million for the years ended June 30, 2000, 1999 and 1998, respectively. Approximately 42%, 43% and 45% of net patient service revenue for the years ended June 30, 2000, 1999 and 1998, respectively, relates to services rendered to patients covered by Medicare and Medicaid programs.

Net patient service revenue is net of contractual adjustments and policy discounts of $1,500.5 million, $1,286.3 million and $1,135.1 million for the years ended June 30, 2000, 1999 and 1998, respectively. For patients who are unable to pay, the Company provides care without charge or at amounts less than established rates. Because the Company does not pursue collection of charity care, it is not reported in revenue.

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

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

Derivatives that are not hedges must be adjusted to fair value with changes reflected in the Company's income statement. For interest rate swap agreements that qualify as hedges, the Company will offset changes in fair value against the change in fair value of the hedged assets, liabilities, or firm commitments through changes to the Company's earnings. The adoption of this new FASB standard on July 1, 2000, will result in a cumulative effect of an accounting change of approximately $9.3 million being recognized as other comprehensive income. The Company's interest rate swaps are cash flow hedges which hedge the variability in expected cash flows from a portion of its existing floating rate liabilities (See Note 4). The Company believes that its hedges are highly effective with changes in effectiveness expected to be reported in Other Comprehensive Income. Changes in any ineffectiveness will be reported through earnings.

On March 31, 2000, the FASB issued its final interpretation of APB Opinion No. 25 "Accounting for Certain Transactions involving Stock Compensation." The final interpretation requires variable-award accounting for stock options granted six months before or after the cancellation or settlement of options if the new options have a lower exercise price. The interpretation is effective July 1, 2000 and covers certain events that occurred after December 15, 1998. No adjustments are to be made to financial statements for periods prior to the effective date and no expense is to be recognized for any additional compensation costs attributable to periods before the effective date.

In March 1999, the Company's Board of Directors approved a plan to allow employees to exchange "underwater" stock options. Based on the exchange, the Company canceled 5.2 million options at exercise prices ranging from $12.09 to $33.06 and issued 3.6 million options at an exercise price of $9.00 on March 26, 1999. The effect was to reduce the number of options held to offset the benefit of a lower exercise price. The estimated economic value of the grants was generally unchanged as a result of the exchange. The Company also granted 1.4 million options on March 11, 1999.

The Company included a provision in the March 26, 1999 option grants to vest and terminate the repriced options thirty days after giving notice to its employees. There would have been no variable award accounting after the options terminated. The FASB subsequently changed the proposed interpretation of APB 25 to require variable award accounting for most of the stock options granted on March 11, 1999. After considering the issues related to termination of the March 26, 1999 options, including the requirement to apply variable award accounting on the March 11, 1999 options, the Company decided not to terminate the March 26, 1999 options.

Effective July 1, 2000, the Company will begin recording non-cash compensation expense for the increase in its stock price after June 30, 2000. The number of options subject to variable award accounting is the total of approximately 1.8 million vested options and a percentage of approximately 1.5 million unvested options based on their vesting schedule. The number of options affected will decrease for options exercised or canceled and will increase as unvested options become vested. The Company is presently reviewing each option grant and their related vesting periods to determine the number of options which will be subject to variable award accounting.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  ACQUISITIONS, JOINT VENTURES AND SALES

During fiscal 2000, the Company acquired one hospital and affiliated healthcare entities. Effective March 1, 2000, the Company transferred its operating lease of Clinton County Hospital in Frankfort, Indiana to an Indianapolis, Indiana healthcare system.

During fiscal 1999, the Company acquired four hospitals and affiliated health care entities. In connection with the acquisitions, the Company entered into operating lease agreements to lease certain land and buildings with an estimated fair value of $108.7 million. Effective April 8, 1999, the Company sold Park Medical Center in Columbus, Ohio (See Note 5).

Effective November 1, 1998, a majority-owned subsidiary of the Company and a subsidiary of HCA formed a joint venture in Vicksburg, Mississippi. HCA contributed Vicksburg Medical Center. The Company's subsidiary and its existing physician shareholders contributed ParkView Regional Medical Center and affiliated businesses. The Company, through its subsidiary, has a majority equity interest in the joint venture and is the manager.

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

Hospital and affiliated business acquisitions excluding operating leases are summarized as follows (in thousands):

                                                                  Year Ended June 30
                                                    -----------------------------------------------
                                                      2000               1999               1998
                                                    --------           ---------          ---------
Fair value of assets acquired                       $ 24,336           $ 288,613          $ 145,623
Fair value of liabilities assumed                     (3,627)            (18,879)           (13,882)
Contributions from minority investors                     --             (52,498)                --
                                                    --------           ---------          ---------
Net cash used for acquisitions                      $ 20,709           $ 217,236          $ 131,741
                                                    ========           =========          =========

The foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price associated with certain of the acquisitions has been determined by the Company based upon available information and is subject to further refinement. Included in the acquisitions were costs in excess of net assets acquired of approximately $0.8 million, $107.2 million and $41.9 million for the years ended June 30, 2000, 1999, and 1998, respectively. The operating results of the acquisitions,

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES joint ventures and sales have been included in the accompanying consolidated statements of income for periods subsequent to acquisition and for periods prior to disposal of controlling interests.

The following unaudited pro forma results of operations give effect to the operations of the joint ventures and the entities acquired, sold and contributed to joint ventures in fiscal 2000, 1999 and 1998 as if the respective transactions had occurred at the beginning of the period presented (in thousands, except per share data):

                                                                 Year Ended June 30
                                                --------------------------------------------------
                                                   2000                1999                1998
                                                ----------          ----------          ----------
Net operating revenue                           $1,761,460          $1,717,542          $1,706,937
Net income                                          57,827              41,961              95,975
Earnings per share:
 Basic                                                0.81                0.57                1.29
 Diluted                                              0.75                0.56                1.24

The pro forma results of operations do not purport to represent what the Company's results of operations would have been had such transactions in fact occurred at the beginning of the years presented or to project the Company's results of operations in any future period.

3.  INVESTMENTS

Effective February 1, 1998, the Company and Universal Health Services formed Valley Health System LLC and Summerlin Hospital Medical Center LLC (See Note 5). Effective May 1, 1998, the Company and HCA formed Macon Healthcare LLC. The Company has equity interests of 27.5% in Valley Health System LLC, 26.1% in Summerlin Hospital Medical Center LLC and 38% in Macon Healthcare LLC. The Company accounts for its investments in the LLCs using the equity method of accounting. Summarized financial information of all affiliated companies is as follows (in thousands):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

Balance Sheet
--------------

                                                June 30
                                      ----------------------------
                                         2000              1999
                                      ---------          ---------
Current assets                        $ 117,900          $ 129,500
Non-current assets                      434,600            446,100
                                      ---------          ---------
                                      $ 552,500          $ 575,600
                                      =========          =========
Current liabilities                   $  43,100          $  39,300
Non-current liabilities                   2,900              3,100
Members' equity                         506,500            533,200
                                      ---------          ---------
                                      $ 552,500          $ 575,600
                                      =========          =========


Income Statement
-----------------

                                            Year Ended June 30
                             ---------------------------------------------
                                2000             1999              1998
                             ---------         ---------         ---------
Net operating revenue        $ 553,500         $ 552,900         $ 180,800
                             =========         =========         =========
Net income                   $  58,900         $  74,900         $  26,700
                             =========         =========         =========

The difference between the carrying value of the investments and the underlying net book value is approximately $86.0 million at June 30, 2000. This amount is amortized on a straight-line basis over thirty-six years.

4.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                                                June 30
                                                    -------------------------------
                                                      2000                  1999
                                                    ---------             ---------
Revolving Line of Credit                            $ 547,600             $ 718,000
8.75% Senior Subordinated Notes                       150,000               150,000
6.0% Convertible Subordinated Notes                   150,000                    --
Other debt                                              4,262                 5,126
                                                    ---------             ---------
                                                      851,862               873,126
     Less current maturities                             (817)                 (913)
                                                    ---------             ---------
                                                    $ 851,045             $ 872,213
                                                    =========             =========

Revolving Line of Credit: In March 1999, the Company amended its credit facility to provide increased flexibility under certain terms and conditions in the agreement. The amended credit facility consists of an $850 million secured revolving credit facility expiring November 26, 2002. The Company has the option to request an incremental one year extension subject to approval of 100% of the lenders on each anniversary date of the inception of the credit agreement. The revolving line of credit bears interest, at the Company's option, at generally the lender's base rate, swing-line rate, or a fluctuating rate ranging from .55 to 1.55 percentage points above LIBOR. The Company pays a facility fee ranging from .20 to .45 percentage points on the commitment. The interest rate margins and facility fee rates are based on the Company's leverage ratio. Substantially all stock of the Company's subsidiaries has been pledged under the terms of the amended credit facility. The Company may prepay the amount outstanding at any time. The interest rate in effect at June 30, 2000 was 7.8%.

8.75% Senior Subordinated Notes: The $150.0 million Senior Subordinated Notes mature on November 1, 2005 and bear interest at 8.75% payable semi-annually. The 8.75% Notes are subject to redemption at the option of the Company at a price of 104.375% on or after November 1, 2000, 102.188% on or after November 1, 2001 and at par on or after November 1, 2002. The Company must offer to repurchase the 8.75% Notes at 101% upon a change in control. The 8.75% Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness.

6.0% Convertible Subordinated Debentures: On August 31, 1999, the Company issued $150.0 million of convertible subordinated debentures due 2009 to Welsh, Carson, Anderson & Stowe, VIII, LP (WCAS VIII) and certain WCAS VIII affiliates, including Russell L. Carson, Chairman of the Company's Board of Directors. The debentures were sold for cash at their face value. The debentures bear interest at 6.0% per annum. Interest is payable quarterly. The debentures are convertible into common shares at a conversion price of $11.25 per share. The debentures will automatically convert at any time after three years if the average of the closing price of the Company's stock over any 90 day period is more than 150% of the conversion price. The debentures are callable at the Company's option at any time after August 31, 2001. In the event of a merger, consolidation or sale of more than 50% of the Company's assets, the holder of the

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES debentures has the option to have the debentures prepaid in full. The debentures have antidilution protection, including, under certain circumstances, issuance of common stock below the then applicable conversion price. The shares into which the debentures are convertible have certain voting restrictions and must be held until August 2001. The debentures are subordinated in right of payment to all debt. The proceeds were used to reduce the Company's outstanding debt under its revolving credit facility. In connection with the convertible subordinated debenture agreement, the Company amended its Stockholders' Rights Plan. (See Note 8).

Other Long-Term Debt Information: The credit facilities governing the revolving line of credit and senior subordinated notes contain certain financial covenants including but not limited to limitations on debt levels, prohibition of dividend payments and other distributions and restrictions on investments, repurchases of common stock, asset dispositions, the ability to merge or consolidate with or transfer assets to another entity, the maintenance of net worth and various financial ratios, including a fixed charge ratio and a leverage ratio.

Maturities of long-term debt for the fiscal years subsequent to June 30, 2000 are as follows: 2001 - $0.8 million; 2002 - $0.6 million; 2003 - $548.2 million; 2004 - $0.7 million; 2005 - $0.6 million and thereafter - $301.0 million.

Interest Rate Swap Agreements: Interest rate swap agreements are used on a limited basis to manage the Company's interest rate exposure. The agreements are contracts to periodically exchange fixed and floating interest rate payments over the life of the agreements. Floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the swap agreement was consummated. The swap agreements are cash flow hedges, which effectively convert an aggregate notional amount of $400 million of floating-rate borrowings to fixed-rate borrowings at June 30, 2000. The initial term of the agreements expire at various dates through fiscal 2003. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For the years ended June 30, 2000, 1999 and 1998, the Company received a weighted average rate of 5.8%, 5.3% and 5.8%, respectively and paid a weighted average rate of 5.9%, 5.7% and 6.0%, respectively.

5.  WRITE-DOWN OF ASSETS AND INVESTIGATION AND LITIGATION RELATED COSTS

The Company recorded the following pre-tax write-down of assets and investigation and litigation related costs (in thousands):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                                                      Year Ended June 30
                                                          -------------------------------------------
                                                            2000              1999             1998
                                                          --------          --------         --------
Investigation and litigation related costs                $  8,534          $  5,300         $     --
Write-down of assets                                            --            29,873           22,850
                                                          --------          --------         --------
Total                                                     $  8,534          $ 35,173         $ 22,850
                                                          ========          ========         ========

Investigation and litigation related costs related primarily to the qui tam and shareholder actions against the Company (See Note 11).

During fiscal 1999, the Company recorded $25.6 million intangible asset write-downs relating to certain physician practices and a $4.3 million write-down of assets primarily related to Park Medical Center which was subsequently sold. The write-down of assets resulted primarily from (1) the review of expected future cash flows of the Company's physician practices and
(2) the write-down of the carrying value of Park Medical Center to estimated fair value based on divestiture negotiations. The Company's review of its physician practices was a result of recent changes in the physician practice management industry and the accumulation of sufficient historical financial information as a basis for changing estimated future cash flows.

During fiscal 1998, the Company recorded a $22.9 million pre-tax charge related to the contribution of its Las Vegas hospital to Valley Health System, LLC. The impairment consisted of a write-down of a portion of the goodwill at the Company's contributed hospital, based on the relative fair values of the nonmonetary assets contributed by the parties and the ownership interest obtained in the joint venture.

6.  INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                 Year Ended June 30
                        --------------------------------------
                          2000           1999           1998
                        --------       --------       --------
Current:
   Federal              $ 34,891       $ 25,904       $ 58,320
   State and local         4,137          3,562          8,345
                        --------       --------       --------
                          39,028         29,466         66,665
Deferred:
   Federal                (3,055)         3,407         (6,611)
   State and local          (347)           621         (1,205)
                        --------       --------       --------
                          (3,402)         4,028         (7,816)
                        --------       --------       --------
                        $ 35,626       $ 33,494       $ 58,849
                        ========       ========       ========

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                        Year Ended June 30
                                 --------------------------------
                                  2000         1999         1998
                                 ------       ------       ------
Federal statutory rate             35.0%        35.0%        35.0%
State and local income
  taxes, net of federal
  income tax benefit                3.4          3.5          3.2
Write-down of nondeductible
   physician practice
   intangible assets                 --          6.4           --
Nondeductible amortization
   of cost in excess of net
   assets acquired                   --          0.6          0.3
Other                               0.7          0.8          1.9
                                 ------       ------       ------
Effective income tax rate          39.1%        46.3%        40.4%
                                 ======       ======       ======

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects are as follows (in thousands):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                                 June 30
                                       ---------------------------
                                          2000             1999
                                       ----------       ----------
Deferred tax liabilities:
Depreciation and amortization          $  (38,486)      $  (40,964)
Provision for doubtful accounts            (1,889)          (2,178)
Other                                      (4,542)          (4,126)
                                       ----------       ----------
   Total deferred tax liabilities         (44,917)         (47,268)
                                       ----------       ----------

Deferred tax assets:
Accrued expenses                           10,025           10,321
Employee compensation                       7,909            7,095
Other                                       1,127              594
                                       ----------       ----------
   Total deferred tax assets               19,061           18,010
                                       ----------       ----------
Net deferred tax liabilities           $  (25,856)      $  (29,258)
                                       ==========       ==========

The balance sheet classification of deferred income taxes is as follows (in thousands):

                                                June 30
                                       ---------------------------
                                          2000             1999
                                       ----------       ----------
Current                                $    5,154       $    4,164
Long-term                                 (31,010)         (33,422)
                                       ----------       ----------
Total                                  $  (25,856)      $  (29,258)
                                       ==========       ==========

7.  EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding, and the effect of dilutive securities which are convertible subordinated debentures and stock options. Outstanding options to purchase 2.7 million and 3.2 million shares of common stock for fiscal 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock (See Note 8).

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                                                Year Ended June 30,
                                                       2000            1999            1998
                                                    ----------      ----------      ----------
Numerator:
   Net income                                       $   55,489      $   38,858      $   86,680
   Interest expense on convertible
         subordinated debentures, net of taxes           4,567              --              --
                                                    ----------      ----------      ----------
   Numerator for diluted earnings per share         $   60,056      $   38,858      $   86,680
                                                    ==========      ==========      ==========
Denominator:
   Shares used for basic earnings per share             71,543          73,500          74,733
   Effect of diluted securities:
         Convertible subordinated debentures            11,111              --              --
         Stock options                                     366             930           2,434
                                                    ----------      ----------      ----------
   Shares used for diluted earnings per share           83,020          74,430          77,167
                                                    ==========      ==========      ==========
Basic earnings per share                            $     0.78      $     0.53      $     1.16
                                                    ==========      ==========      ==========
Diluted earnings per share                          $     0.72      $     0.52      $     1.12
                                                    ==========      ==========      ==========

8.  STOCKHOLDERS' EQUITY AND STOCK BENEFIT PLANS

Common stock: In August 1998, the Board of Directors authorized the repurchase of up to 3.0 million shares of common stock. In October 1998, the Board of Directors authorized the repurchase of up to 5.0 million additional shares of common stock. Shares purchased under the program may be used, among other purposes, to offset the effects of the Company's stock-based employee benefit plans. During fiscal 2000, the Company repurchased 2.8 million shares of common stock for an aggregate purchase price of $18.6 million. During fiscal 1999, the Company repurchased 3.6 million shares for an aggregate purchase price of $48.1 million. All such shares were purchased in open market transactions. There are approximately 1.6 million shares remaining for repurchase under the existing 5.0 million share stock repurchase program.

During fiscal 1998, the Board of Directors approved a three-for-two stock split effected in the form of a stock dividend paid on September 16, 1997 to shareholders of record on September 2, 1997.

During fiscal 1998, the Company's stockholders approved an amendment to increase the number of authorized shares of common stock from 100.0 million to 300.0 million.

Stock Option Plan: The Company's 1997 Stock Option Plan is the plan under which non-qualified and incentive stock options may be granted. Stock options

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES are generally granted at an exercise price equal to the fair market value at the date of grant and are exercisable over a period not to exceed ten years. The plan provides for immediate and 100% vesting upon a change of control of the Company. The Company has reserved 7.9 million shares of common stock for stock option issuances.

SFAS No. 123 "Accounting for Stock-Based Compensation" requires the Company to disclose the pro forma net income and earnings per share as if compensation expense were recognized for options granted subsequent to June 30, 1995. These pro forma amounts are as follows (in thousands, except per share data):

                                         Year Ended June 30
             ---------------------------------------------------------------------------
                      2000                      1999                      1998
             -----------------------   -----------------------   -----------------------
                 As          Pro           As          Pro           As          Pro
              Reported      Forma       Reported      Forma       Reported      Forma
             ----------   ----------   ----------   ----------   ----------   ----------
Net Income   $   55,489   $   52,564   $   38,858   $   35,266   $   86,680   $   82,019
EPS:
 Basic             0.78         0.73         0.53         0.48         1.16         1.10
 Diluted           0.72         0.69         0.52         0.47         1.12         1.06

Stock-based compensation costs on a pro forma basis would have reduced pretax income by $4.7 million, $5.4 million and $6.6 million in fiscal 2000, 1999 and 1998, respectively.

The per share weighted-average fair value of stock options granted during fiscal 2000, 1999 and 1998 was $3.43, $3.15 and $6.82, respectively, on the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                             Year Ended June 30
                                                   ---------------------------------------
                                                    2000            1999             1998
                                                   ------          ------           ------
Expected volatility                                 .416            .380             .186
Risk-free interest rates                            5%-6%           5%-6%            5%-6%
Expected lives (years)                               3.1             2.3              4.3
Forfeiture rates                                     6.1%            4.6%             4.8%

Information regarding the Company's option plans for fiscal 2000, 1999 and 1998 are summarized below (in thousands, except per share amounts):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                Stock        Option Price      Weighted Average
                               Options         Per Share        Exercise Price
                               -------       -------------     ----------------
Balances, July 1, 1997          6,482        $  .67- 23.83          $13.18

Granted                         2,248         22.50- 33.06           24.01
Exercised                      (1,228)          .67- 22.50            9.80
Canceled                         (247)         4.00- 25.00           14.22
                               ------        -------------          ------
Balances, June 30, 1998         7,255           .67- 33.06           17.07

Granted                         5,699           .67- 27.13            9.19
Exercised                        (702)          .67- 20.75            7.03
Canceled                       (6,230)          .67- 33.06           18.20
                               ------        -------------          ------
Balances, June 30, 1999         6,022           .67- 33.06            9.61

Granted                         2,498          6.50- 12.56            8.48
Exercised                        (463)          .67-  9.00            6.20
Canceled                         (785)         1.00- 33.06           12.33
                               ------        -------------          ------
Balances, June 30, 2000         7,272        $  .67- 27.13          $ 9.15
                               ======        =============          ======

At June 30, 2000, 1999, and 1998, the number of options exercisable was 3.0 million, 2.7 million and 2.2 million, respectively, and the options available for grant were 0.6 million, 2.1 million and 1.5 million, respectively.

The following table summarizes information regarding the options outstanding at June 30, 2000 (in thousands, except per share amounts):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                   Options Outstanding                                              Options Exercisable
    ---------------------------------------------------------------          ---------------------------------
    Weighted
     Average                                               Weighted                                 Weighted
    Remaining        Range of                              Average                                   Average
    Contract         Exercise             Number           Exercise             Number             Exercisable
      Life            Prices            Outstanding         Price            Exercisable              Price
      (Yrs)        ------------         -----------        --------          -----------           -----------
    ---------
        1          $9.00- 14.67              778            $ 10.28               778                $ 10.28
        2           8.94- 21.00               75              12.15                66                  11.68
        3          24.00                      45              24.00                23                  24.00
        4           4.00- 27.13              217               8.96               183                   5.61
        5           0.67- 12.56               90               6.62                45                   0.67
        6           9.00- 17.33              888               9.29               670                   9.31
        7           8.31- 17.50            2,785               8.65               349                   9.83
        8           9.00- 16.97              992               9.08               552                   9.14
        9           8.81- 15.00            1,344               9.06               362                   9.24
       10           6.61- 10.94               58               8.56                17                   6.61
                                          ------                               ------
                                           7,272                                3,045
                                          ======                               ======

Employee Stock Purchase Plan: The Company has qualified and nonqualified employee stock purchase plans. The purchase price of the shares under these plans is 85% of the lesser of the fair market value on the first day (March 1) or the last day (February 28) of the plan year. Employees may designate up to 10% of their compensation (not to exceed $25,000 in any calendar year) for the purchase of stock. Shares of common stock reserved under this plan were 1.6 million at June 30, 2000.

Stockholder Rights Plan: The Company adopted a stockholder rights plan in fiscal 1997 and declared a dividend of one right for each share of common stock. The plan was amended in August 1999. Each right entitles stockholders to acquire one-third of a share of common stock at an exercise price of $100, subject to adjustment. The rights become exercisable only if (1) Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Management Corporation and certain parties which purchase the convertible debentures from these entities acquire beneficial ownership of 30% or more of our common stock or start an offer which would result in those entities owning 30% or more of our common stock or (2) any other person or group acquires beneficial ownership of 15% or more of our common stock or starts an offer which would result in that person or group owning 15% or more of our common stock. At that time, each right owned by unaffiliated others entitles its holder to purchase common stock (or any combination of common stock, preferred stock, debt securities and cash, as determined by our board of directors) worth two times the exercise price of the right. If the Company is involved in a business combination transaction with another person or if the Company sells 50% or more of its assets or earning power to another person, each right entitles its holder to purchase shares of our common stock or the acquiring

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES company's common stock worth two times the exercise price of the right. The Company may redeem the rights for $.01 each at any time until the tenth day following public announcement that an ownership position as described above has been acquired. The rights expire on April 28, 2007.

9.  EMPLOYEE BENEFIT PLANS

The Company sponsors defined contribution employee benefit plans covering substantially all employees. Employees may contribute up to 15% of eligible compensation subject to Internal Revenue Service limits. The plans permit the Company to make a discretionary base contribution and a discretionary match to employee deferrals. The Company's contribution to the plans is determined annually by the Board of Directors. Base contributions under the plans vest at the end of each plan year and matching contributions vest after five years of qualifying service. Benefit plan expense for the years ended June 30, 2000, 1999 and 1998 totaled approximately $16.4 million, $16.0 million and $14.4 million, respectively.

10.  LEASES

During fiscal 1998, the Company entered into a five-year $150 million End Loaded Lease Financing agreement (ELLF) to provide a financing option for acquisitions and/or construction. The interest rates, facility fee rates, the option to extend and financial covenants are substantially the same as the Company's revolving line of credit (See Note 4). Outstanding borrowings under this agreement have been secured by certain real property of the Company. At June 30, 2000, $3.1 million was available under the ELLF agreement.

The Company leases hospitals, medical office buildings and equipment under agreements that generally require the Company to pay all maintenance, property taxes and insurance costs and that expire on various dates extending to the year 2011. Certain leases include options to purchase the leased property during or at the end of the lease term at fair market value.

Rental expense for all operating leases totaled $36.9 million, $34.2 million, and $26.7 million for the years ended June 30, 2000, 1999 and 1998, respectively. This includes rent expense under the ELLF agreement of $10.8 million, $7.0 million and $0.5 million for the years ended June 30, 2000, 1999 and 1998, respectively.

Future minimum rental commitments under noncancellable operating leases at June 30, 2000 are as follows: 2001 - $27.5 million; 2002 - $24.5 million; 2003 -
$15.3 million; 2004 - $8.1 million; 2005 - $4.9 million and thereafter - $8.3 million.

11.  CONTINGENCIES

Management continually evaluates contingencies based on the best available evidence and believes that provision for losses has been provided to the extent necessary.

Net Patient Service Revenue

Final determination of amounts earned under the Medicare and Medicaid programs often occurs in subsequent years because of audits by the programs, rights of

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES appeal and the application of numerous technical provisions. In the opinion of management, adequate provision has been made for adjustments that may result from such routine audits and appeals.

Income Taxes

The Internal Revenue Service (IRS) is in the process of conducting examinations of the Company's federal income tax returns for the fiscal years ended June 30, 1996 through 1998. The IRS has proposed certain adjustments in connection with its prior examination of the Company's federal income tax returns for the fiscal years ending June 30, 1993 through 1995. The most significant adjustments involve the tax accounting methods adopted for computing bad debt expense and the valuation of purchased hospital property, plant and equipment and related depreciable lives. The Company has protested substantially all of the proposed adjustments through the appeals process of the IRS. In the opinion of management, the ultimate outcome of the IRS examinations will not have a material effect on the Company's results of operations or financial position.

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

Professional Liability Judgment

On February 29, 2000, an amended final trial judgment was entered against the Company's subsidiary, Quorum Health Resources, LLC ("QHR"), in the amount of approximately $57 million in the case of David X. and Veronica Rodriguez, Individually and as Next Friends of Cristina Rodriguez, a minor v Quorum Health Resources, LLC, in the 365th District Court, Maverick County, Texas. The lawsuit arose out of the treatment provided beginning July 2, 1994 at Fort Duncan Medical Center, an acute care hospital managed by QHR. QHR is appealing the decision. Interest accrues on the judgment at 10% annually.

On July 20, 2000, a federal district court ruled that Maverick County Hospital District (the owner of Fort Duncan Medical Center) was obligated to indemnify QHR against all liabilities and costs that it may incur as a result of the jury's finding of ordinary negligence in the Rodriguez litigation (W.D. Texas No. A 99 CA 580SS). The Hospital District may appeal this decision. In addition, Continental Insurance Company, which provides excess coverage of $15 million above QHR's primary insurance of $35 million, has denied coverage on this judgment. QHR has filed an action seeking a declaratory judgment that Continental Insurance Company is obligated to insure its portion of the judgment (Chancery Court Davidson County, TN 20th Judicial Dist. Case No. 00-2367-11).

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

The Company currently believes that all or a substantial portion of the judgment, if not overturned, will be covered by the Company's insurance carriers and/or other interested parties. However, the Company cannot guarantee that the judgment will be overturned or that the Company will receive any insurance proceeds or other funds. If the Company were required to pay the judgment from its own funds, it could have a material adverse effect on the Company.

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

In August 1998, the government informed the Company that the investigation was prompted by a lawsuit filed under the False Claims Act. The suit was filed in January 1993 by a former employee of a hospital managed by a Company subsidiary. These lawsuits, commonly known as qui tam actions, are filed "under seal." That means that the claims are kept secret until the government decides whether to join the case. The person who files the lawsuit is called a "relator". At a meeting in September 1998, the Company learned from the government that it would likely join in the case. The government joined the case against the Company in October 1998. The relator's lawsuit named the Company and its subsidiary, Quorum Health Resources, HCA and all hospitals that the Company or HCA owned, operated or managed from 1984 through 1997, as defendants. The unsealed complaint, prepared by the relator, alleged that the Company knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

In January 1999, the Company filed motions with the court asking to be separated from the case against co-defendant HCA. The government did not oppose the motion to separate the cases against the Company and HCA. On February 2, 1999, the government filed an amended complaint. On that date, the government also filed a notice of non-intervention advising the Court that it would not proceed on some of the relator's allegations, and that it would not sue individual managed hospital clients. The government's complaint did not name as defendants any hospital the Company managed. It does name the Company, Quorum Health Resources and each subsidiary which now owns or has ever owned a hospital. Subsequently, the court granted the Company's motion to be separated, dismissed the Company from the case, and directed plaintiffs to file a new action against the Company alone. Plaintiffs did so on February 24, 1999.

The February 24, 1999 complaint alleges that the Company, on behalf of hospitals it managed between 1985 and 1995 and hospitals it owned from 1990 to the date of the complaint, violated the False Claims Act by filing false Medicare cost reports. The government asserts that the false claims in the cost reports are reflected in "reserve analyses" created by the Company. The complaint also

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES alleges that these cost report filings were prepared as the result of Company policy.

In March 1999, as the Company had requested, the court appointed a mediator to facilitate settlement discussions between the Company and the government. The parties have held several meetings with the mediator.

In April 1999, the Company filed several motions to dismiss the government's complaint in whole or in part as well as a motion to dismiss the relator from the case. The government and the relator replied to the Company's motions in June, 1999 and the Company filed a reply in July, 1999. In December 1999, the Company filed a motion to move the litigation to the U.S. District Court for the Middle District of Tennessee located in Nashville, Tennessee. The government and the relator oppose this motion. A magistrate judge has recommended to the court that it deny the request to move the litigation to Tennessee, and has recommended instead that the case be moved to Atlanta. The court has not ruled on the Company's motions.

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

As part of its ongoing discussions, the Company has learned from the same U.S. Attorney that there are two additional unrelated qui tam complaints against the Company alleging Medicare violations at one owned and two managed hospitals. Both matters remain under seal. The government has stated that it intends to investigate these allegations. At this time, the Company cannot take a position on how it will respond to these matters.

The Company from time to time may be the subject of additional investigations or a party to additional litigation which alleges violations of law. The Company may not know about such investigations, or about qui tam actions filed against it.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

Stockholder Class Action

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

The Company cannot at this time predict the effect or outcome of any of the ongoing investigations or the class or qui tam actions. If the Company is found to have violated federal or state laws relating to Medicare, Medicaid or other government programs, then it may be required to pay substantial fines and civil and criminal penalties and also may be excluded from participating in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are or in the future may be substantial. The Company could be subject to substantial costs resulting from defending, or from an adverse outcome in any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, the Company may choose to negotiate a settlement. Amounts the Company pays to settle any of these matters may be material. Agreements we enter into as a part of any settlement could also materially affect us. Any current or future investigations or actions could have a material adverse effect on the Company's results of operations or financial position.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable and accounts payable approximates fair value.

The carrying value of long-term debt (including current portion) was $851.9 and $873.1 million for the years ended June 30, 2000 and 1999, respectively. The fair value of long-term debt was $851.3 million and $870.1 million for the years ended June 30, 2000 and 1999, respectively. The fair value of publicly traded notes has been determined using the quoted market price at June 30, 2000 and 1999. The fair value of the option feature in the convertible debentures is estimated using an option pricing model. The fair values of the remaining long-term debt are estimated using discounted cash flows, based on the Company's incremental borrowing rates. The fair value included income (costs) of $9.3

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES million and $(1.5) million which would be realized in the event of termination of the interest rate swap agreements at June 30, 2000 and 1999, respectively.

13. SEGMENT INFORMATION

The Company's segments consist of (i) healthcare systems owned and operated by the Company and (ii) management of hospitals and healthcare systems for other owners.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective business units. All segment revenues are from external customers.

The Company's net revenues, EBITDA and assets are summarized in the following table (EBITDA is defined as earnings before interest, minority interest, write-down of assets and investigation and litigation related costs, income taxes, depreciation and amortization expense)(in thousands):

                                              Year Ended June 30, 2000
                                 ------------------------------------------------
                                     Owned          Management
                                   Hospitals         Services            Total
                                 ------------      ------------      ------------
Net revenues                     $  1,620,409      $    142,363      $  1,762,772
EBITDA                                247,575            29,905           277,480
Assets                              1,813,167            43,271         1,856,438
Depreciation & amortization           106,696             1,779           108,475
Capital expenditures                  100,089               712           100,801

                                              Year Ended June 30, 1999
                                 ------------------------------------------------
                                     Owned          Management
                                   Hospitals         Services           Total
                                 ------------      ------------      ------------
Net revenues                     $  1,505,027      $    147,557      $  1,652,584
EBITDA                                215,707            36,427           252,134
Assets                              1,789,908            42,040         1,831,948
Depreciation & amortization            93,850             1,577            95,427
Capital expenditures                  121,499             2,525           124,024

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                             Year Ended June 30, 1998
                                 ------------------------------------------------
                                    Owned           Management
                                  Hospitals          Services           Total
                                 ------------      ------------      ------------
Net revenues                     $  1,427,969      $    144,383      $  1,572,352
EBITDA                                264,568            34,555           299,123
Assets                              1,451,008            39,945         1,490,953
Depreciation & amortization            85,561             1,459            87,020
Capital expenditures                  131,328               438           131,766

EBITDA for owned hospitals include equity in earnings of affiliates of $18.2 million, $22.3 million, and $7.0 million for fiscal 2000, 1999, and 1998, respectively. Assets of owned hospitals include investments in unconsolidated subsidiaries of $249.9 million, $259.7 million, and $245.6 million at June 30, 2000, 1999 and 1998, respectively.

A reconciliation of EBITDA to income before income taxes follows (in thousands):

                                                          June 30
                                         --------------------------------------
                                            2000          1999           1998
                                         ---------     ---------      ---------
Total EBITDA for reportable segments     $ 277,480     $ 252,134      $ 299,123
Depreciation and amortization              108,475        95,427         87,020
Interest expense                            67,211        53,683         40,606
Write-down of assets and investigation
  and litigation related costs               8,534        35,173         22,850
Minority interest                            2,145        (4,501)         3,118
                                         ---------     ---------      ---------
Income before income taxes               $  91,115     $  72,352      $ 145,529
                                         =========     =========      =========

Write-down of assets and investigation and litigation related costs are not included in EBITDA. Investigation and litigation related costs for fiscal 2000 are comprised of $1.0 million related to owned hospitals and $7.5 million related to management services. Write-down of assets and investigation and litigation related costs for fiscal 1999 is comprised of $31.1 million related to owned hospitals and $4.1 million related to management services. Write-down of assets for fiscal 1998 is comprised of $22.9 million related to owned hospitals.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended June 30, 2000 and 1999 is summarized below (in thousands, except per share data):

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                                                         Quarter
                                ----------------------------------------------------------
                                    1st             2nd             3rd             4th
                                ----------      ----------      ----------      ----------
2000
----
Net operating revenue           $  431,285      $  432,854      $  455,622      $  443,011
Income before income taxes          17,445          20,705          28,468          24,497
Net income                          10,624          12,609          17,337          14,919
Earnings per common share:
    Basic                             0.15            0.18            0.24            0.21
    Diluted                           0.14            0.17            0.22            0.19

The first, second, third and fourth quarter results include $0.7 million ($0.01 per diluted EPS), $1.1 million ($0.01 per diluted EPS), $2.1 million ($0.03 per diluted EPS), and $1.3 million ($0.02 per diluted EPS), respectively, of investigation and litigation related costs after taxes.

                                                                 Quarter
                                       -----------------------------------------------------------
                                          1st              2nd              3rd             4th
                                       ----------      ----------       ----------      ----------
1999
----
Net operating revenue                  $  389,361      $  386,077       $  448,381      $  428,765
Income (loss) before income taxes          41,860         (22,230)          30,132          22,590
Net income (loss)                          25,493         (18,742)          18,350          13,757
Earnings (loss) per common share:
    Basic                                    0.34           (0.26)            0.25            0.19
    Diluted                                  0.33           (0.26)            0.25            0.19

The second quarter results include a $22.7 million ($0.31 per diluted EPS) after tax charge related to the write-down of assets and investigation and litigation related costs. The third quarter results and fourth quarter results include $1.6 million ($0.02 per diluted EPS) and $1.0 million ($0.01 per diluted EPS), respectively, of investigation and litigation related costs after taxes.

15.  SUBSEQUENT EVENT

Effective July 1, 2000, the Company acquired Wells Community Hospital in Bluffton, Indiana.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS


            Column A                      Column B                Column C                    Column D        Column E
-----------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                        ------------------------------
                                                           (1)               (2)                 (3)
                                         Balance at     Charged to        Charged to                           Balance
                                         Beginning      Costs and       Other Accounts        Deductions      at End of
            Description                  of Period       Expenses          Describe            Describe        Period
-----------------------------------------------------------------------------------------------------------------------
                                                                      (In thousands)
Year ended June 30, 2000:
    Allowance for doubtful accounts      $  83,896      $  127,631        $  1,999 (a)      $  125,287 (b)     $  88,239

Year ended June 30, 1999:
    Allowance for doubtful accounts      $  65,561      $  126,525        $  8,803 (a)      $  116,993 (b)     $  83,896

Year ended June 30, 1998:
    Allowance for doubtful accounts      $  55,360      $  106,733        $  7,760 (a)      $  104,292 (c)     $  65,561


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

4.4            Form of Rights Agreement dated as of April 16, 1997, between
               Quorum Health Group, Inc. and First Union National Bank of North
               Carolina, including the form of Rights Certificate as Exhibit A and the form of Summary of Rights to Purchase Common Stock as Exhibit B. (Incorporated by reference to Exhibit 4 to the Company's Report on Form 8-K dated April 16, 1997.)

4.4.1          Form of Letter to Stockholders of Quorum Health Group, Inc.
               regarding the adoption of the Rights Plan pursuant to the Rights
               Agreement. (Incorporated by reference to the Company's Report on Form 8-K dated April 16, 1997.)

4.4.2          Amendment No. 1 dated as of August 18, 1999, to the Rights
               Agreement dated as of April 16, 1997, between Quorum Health
               Group, Inc. and First Union National Bank of North Carolina.
               (Incorporated by reference to Exhibit 4.4.18 to the Company's
               Report on Form 10-K for the year ended June 30, 1999.)

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

4.5.4          Fourth Amendment to Credit Agreement, effective as of April 29,
               1998, by and among Quorum Health Group, Inc. as Borrower,
               Lenders as referred to in the Credit Agreement, and First Union
               National Bank as Agent for the Lenders. (Incorporated by reference to Exhibit 4.5.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.)

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

4.7            Securities Purchase Agreement dated as of August 18, 1999, among
               Quorum Health Group, Inc., Welsh, Carson, Anderson & Stowe VIII,
               L.P., and other purchasers named therein, relating to the purchase of $150,000,000 aggregate principal amount of 6%
               Convertible Subordinated Debentures. (Incorporated by reference to Exhibit 4.7 to the Company's Report on Form 10-K for the year ended June 30, 1999.)

4.7.1          Form of Quorum Health Group, Inc. 6% Convertible Subordinated
               Debenture due August 31, 2009. (Incorporated by reference to
               Exhibit 4.7.1 to the Company's Report on Form 10-K for the year ended June 30, 1999.)

4.7.2          Form of Registration Rights Agreement dated as of August 31,
               1999, relating to the Company's 6% Convertible Subordinated
               Debenture due August 31, 2009. (Incorporated by reference to
               Exhibit 4.7.2 to the Company's Report on Form 10-K for the year ended June 30, 1999.)

4.7.3 Form of Stockholders Agreement dated as of August 31, 1999, relating to the Company's 6% Convertible Subordinated Debenture due August 31, 2009. (Incorporated by reference to Exhibit 4.7.3 to the Company's Report on Form 10-K for the year ended June 30, 1999.)

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

               D. Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit A to the Company's definitive Proxy
                    Statement for the Annual Meeting of Stockholders held
                    November 16, 1999.)

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

               I. Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit B to the Company's definitive Proxy
                    Statement for the Annual Meeting of Shareholders held on November 16, 1999.)

               J. Form of Employment Agreement with certain executive officers of the Company. (Incorporated by reference to Exhibit
                    10.1(c) to the Company's Report on Form 10-Q for the quarter ended March 31, 1998.)

10.3           Lease Agreement dated December 8, 1994 by and between QB
               Partners I and Quorum Health Group, Inc., as amended by Addendum dated March 25, 1995. (Incorporated by reference to Exhibit
               10.22 to the Company's Annual Report on Form 10-K for the year ended June 30, 1995.)

10.4           Group Purchasing Organization Participating Agreement between
               APS Healthcare Purchasing Partners, L.P. and Quorum Health
               Group, Inc. dated November 30, 1995. (Incorporated by reference to Exhibit 10.30 to the Company's Report on Form 10-K for the year ended June 30, 1996.)

10.4.1         First Amendment effective as of June 1, 1997, to Group
               Purchasing Organization Participating Agreement between the
               Company and Premier Purchasing Partners, L.P., f/k/a APS
               Healthcare Purchasing Partners, L.P. dated November 30, 1995.
               (Incorporated by reference to Exhibit 10.31 to the Company's
               Annual Report on Form 10-K for the year ended June 30, 1998.)

10.4.2         Second Amendment dated as of January 11, 2000, to Group
               Purchasing Organization Participating Agreement between the
               Company and Premier Purchasing Partners, L.P. f/k/a APS
               Healthcare Purchasing Partners, L.P., dated November 30, 1995
               (Incorporated by reference to Exhibit 10.25.1 to the Company's
               Report on Form 10-Q for the quarter ended December 31, 1999.)

10.4.3         Third Amendment dated as of April 13, 2000, to Group Purchasing
               Organization Participating Agreement between the Company and
               Premier Purchasing Partners, L.P. f/k/a APS Healthcare
               Purchasing Partners, L.P., dated November 30, 1995 (Incorporated by reference to Exhibit 10.25.2 to the Company's Report on Form
               10-Q for the quarter ended March 31, 2000.)

10.4.4         Fourth Amendment dated as of June 13, 2000, to Group Purchasing
               Organization Participating Agreement between the Company and
               Premier Purchasing Partners, L.P. f/k/a APS Healthcare
               Purchasing Partners, L.P., dated November 30, 1995

10.5 Lease Agreement by and between QHG of South Carolina, Inc., a subsidiary of the Company, and C. Edward Floyd, M.D., a Director of the Company. (Incorporated by reference to Exhibit 10.31 to the Company's Report on Form 10-K for the year ended June 30, 1996.)

10.6 Contribution Agreement dated as of February 1, 1998, by and between Valley Hospital Medical System, Inc. and NC-DSH, Inc.
               (Incorporated by reference to Exhibit 10.1 to the Company's
               Report on Form 10-Q for the quarter ended December 31, 1997.)


10.7 Limited Liability Company Agreement of Valley Health System LLC, dated as of January 19, 1998. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997.)

10.8 Contribution Agreement dated as of February 1, 1998, by and among Summerlin Hospital Medical Center, L.P., UHS Holding
               Company, Inc. and NC-DSH, Inc. (Incorporated by reference to
               Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended December 31, 1997.)

10.9           Limited Liability Company Agreement of Summerlin Hospital
               Medical Center LLC, dated as of January 19, 1998. (Incorporated by reference to Exhibit 10.4 to the Company's Report on Form
               10-Q for the quarter ended December 31, 1997.)

21             Subsidiaries of the Company.

23             Consent of Ernst & Young LLP.

27             Financial Data Schedule (for SEC use only)

               (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Brentwood, State of Tennessee on September 24, 1999.

                           QUORUM HEALTH GROUP, INC.

                           By:      /s/ Terry Allison Rappuhn
                                    ------------------------------------------
                                    Terry Allison Rappuhn
                           Title:   Senior Vice President (Chief Financial
                                    Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below:

SIGNATURE                              TITLE
/s/ James E. Dalton, Jr.               President, Chief Executive Officer and Director            Sept. 27, 2000
--------------------------             (Principal Executive Officer)
 James E. Dalton, Jr.

/s/ Terry Allison Rappuhn              Senior Vice President and Chief Financial Officer          Sept. 27, 2000
--------------------------
Terry Allison Rappuhn

/s/ Karen Harrison                     Vice President-Controller                                  Sept. 27, 2000
--------------------------             (Chief Accounting Officer)
Karen Harrison

/s/ Russell L. Carson                  Chairman of the Board                                      Sept. 27, 2000
--------------------------
Russell L. Carson

/s/ Sam A. Brooks, Jr.                 Director                                                   Sept. 27, 2000
--------------------------
Sam A. Brooks, Jr.

/s/ Dr. C. Edward Floyd                Director                                                   Sept. 27, 2000
--------------------------
Dr. C. Edward Floyd

/s/ Joseph C. Hutts                    Director                                                   Sept. 27, 2000
--------------------------
Joseph C. Hutts

/s/ Kenneth J. Melkus                  Director                                                   Sept. 27, 2000
--------------------------
Kenneth J. Melkus

                                       Director                                                   Sept. __, 2000
--------------------------
Thomas S. Murphy, Jr.

/s/ Rocco A. Ortenzio                  Director                                                   Sept. 27, 2000
--------------------------
Rocco A. Ortenzio

/s/ S. Douglas Smith                   Director                                                   Sept. 27, 2000
--------------------------
S. Douglas Smith

                                       Director                                                   Sept. __, 2000
--------------------------
Colleen Conway Welch



                                     Sig-1