Form 10-Q
period 2000-09-30
QUORUM HEALTH GROUP INC
filed 2000-11-14
CIK 854694

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from       to
                                        -----    -----

                                ---------------

                        Commission file number 33-31717-A

                                ---------------

                            QUORUM HEALTH GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                             62-1406040
    ------------------------           ---------------------------------
    (State of incorporation)           (IRS Employer Identification No.)

      103 CONTINENTAL PLACE, BRENTWOOD, TENNESSEE          37027
      -------------------------------------------        -----------
       (Address of principal executive offices)          (Zip Code)

                                 (615) 371-7979
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]         No  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                      OUTSTANDING AT NOVEMBER 8, 2000
-----                                      -------------------------------

Common Stock, $.01 Par Value                         71,508,237 Shares

PART 1.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS


                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                          Three Months
                                                       Ended September 30
                                                    -------------------------
                                                       2000            1999
                                                    ---------       ---------

Revenue:
     Net patient service revenue                    $ 418,418       $ 396,645
     Hospital management/professional services         20,258          19,553
     Reimbursable expenses                             15,303          15,087
                                                    ---------       ---------
Net operating revenue                                 453,979         431,285

Salaries and benefits                                 191,253         178,239
Reimbursable expenses                                  15,303          15,087
Supplies                                               66,789          62,072
Fees                                                   42,322          38,471
Other operating expenses                               41,555          36,304
Provision for doubtful accounts                        32,344          39,610
Equity in earnings of affiliates                       (4,145)         (2,124)
Depreciation and amortization                          26,373          26,199
Synthetic lease expense                                 2,979           2,503
Interest                                               16,388          16,730
Government settlements, investigation
   and litigation related costs and strategic
   alternatives related costs                          96,564           1,098
Non-cash stock compensation                             5,801              --
Minority interest                                        (222)           (349)
                                                    ---------       ---------
Income (loss) before income taxes                     (79,325)         17,445
Provision (benefit) for income taxes                  (27,133)          6,821
                                                    ---------       ---------
Net income (loss)                                   $ (52,192)      $  10,624
                                                    =========       =========
Earnings (loss) per share:
   Basic                                            $   (0.73)      $    0.15
                                                    =========       =========
   Diluted                                          $   (0.73)      $    0.14
                                                    =========       =========

Weighted average shares outstanding:

   Basic                                               71,380          73,218
                                                    =========       =========
   Diluted                                             71,380          77,868
                                                    =========       =========

                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (In thousands)

                                                                     September 30       June 30
                                                                         2000            2000
                                                                      ----------      ----------
ASSETS

Current assets:
Cash                                                                  $   17,707      $   13,944
Accounts receivable, less allowance for
  doubtful accounts of $85,993 at
  September 30, 2000 and $88,239 at
  June 30, 2000                                                          351,685         348,137
Supplies                                                                  42,538          41,072
Other                                                                     88,865          47,984
                                                                      ----------      ----------
    Total current assets                                                 500,795         451,137

Property, plant and equipment, at cost:
  Land                                                                    89,520          88,922
  Buildings and improvements                                             484,632         468,963
  Equipment                                                              673,629         657,400
  Construction in progress                                                37,468          29,888
                                                                      ----------      ----------
                                                                       1,285,249       1,245,173
  Less accumulated depreciation                                          416,014         392,256
                                                                      ----------      ----------
                                                                         869,235         852,917

Cost in excess of net assets acquired, net                               220,443         222,191
Investments in unconsolidated entities                                   247,875         249,885
Other                                                                     94,375          80,308
                                                                      ----------      ----------
    Total assets                                                      $1,932,723      $1,856,438
                                                                      ==========      ==========

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                          September 30        June 30
                                                              2000             2000
                                                           ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                   $   98,961      $   97,493
   Accrued salaries and benefits                               78,314          72,495
   Accrued government settlements                              95,500              --
   Other current liabilities                                   41,508          26,407
   Current maturities of long-term debt                           716             817
                                                           ----------      ----------
       Total current liabilities                              314,999         197,212

Long-term debt, less current maturities                       843,374         851,045
Deferred income taxes                                          32,929          31,010
Professional liability risks and other
   liabilities and deferrals                                   51,060          44,940
Minority interests in consolidated entities                    63,568          64,142

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value;
       300,000 shares authorized; issued and
       outstanding 71,490 and 71,281 at September 30,
       2000 and June 30, 2000, respectively                       715             713
   Accumulated other comprehensive income                       3,013              --
   Additional paid-in capital                                 249,548         241,667
   Retained earnings                                          373,517         425,709
                                                           ----------      ----------
                                                              626,793         668,089
                                                           ----------      ----------
       Total liabilities and stockholders' equity          $1,932,723      $1,856,438
                                                           ==========      ==========



                            See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                Three Months
                                                             Ended September 30
                                                          -------------------------
                                                             2000            1999
                                                          ---------       ---------

Net cash provided by operating activities                 $  54,580       $  48,661

Investing activities:
  Purchase of property, plant and equipment                 (27,115)        (22,026)
  Hospital construction                                     (11,863)             --
  Purchase of acquired companies, net of
    working capital settlements                              (8,102)             --
  Other                                                        (173)           (277)
                                                          ---------       ---------
Net cash used in investing activities                       (47,253)        (22,303)

Financing activities:
  Borrowings under bank debt                                 85,000          66,300
  Repayments of bank debt                                   (92,500)       (244,600)
  Borrowing under convertible subordinated
    debentures                                                   --         150,000
  Proceeds from issuance of common stock, net                 2,082             153
  Change in outstanding checks and overnight
    investment                                                2,789          (2,517)
  Other                                                        (935)         (1,390)
                                                          ---------       ---------
Net cash used in financing activities                        (3,564)        (32,054)
                                                          ---------       ---------
Increase (decrease) in cash                                   3,763          (5,696)
Cash at beginning of period                                  13,944          22,258
                                                          ---------       ---------
Cash at end of period                                     $  17,707       $  16,562
                                                          =========       =========
Supplemental cash flow information:

    Interest paid                                         $ (13,240)      $ (13,340)
                                                          =========       =========
    Income taxes paid                                     $    (735)      $  (2,830)
                                                          =========       =========









                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Quorum Health Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires the Company to recognize all derivatives on the balance sheet at fair value. The Company's interest rate swaps are cash flow hedges which hedge the variability in expected cash flows from a portion of its floating rate liabilities. The Company believes that its hedges are highly effective with changes in effectiveness expected to be reported in other comprehensive income. Changes in any ineffectiveness will be reported through earnings. The adoption of this new FASB standard on July 1, 2000, resulted in a cumulative effect of an accounting change, net of tax, of approximately $5.7 million being recognized as other comprehensive income. During the three months ended September 30, 2000, the decrease in fair value of interest rate swaps, net of tax, of approximately $2.7 million was recognized through other comprehensive income (See Note 8). At September 30, 2000, the interest rate swaps had a fair value of $4.9 million.

On March 31, 2000, the FASB issued its final interpretation of APB Opinion No. 25 "Accounting for Certain Transactions involving Stock Compensation." The final interpretation requires variable-award accounting for stock options granted six months before or after the cancellation or settlement of options if the new options have a lower exercise price. The interpretation was effective July 1, 2000 and covers certain events that occurred after December 15, 1998. No adjustments were made to financial statements for periods prior to the effective date and no expense was recognized for any additional compensation costs attributable to periods before the effective date.

During the three months ended September 30, 2000, the Company recorded $5.8 million in non-cash stock option compensation expense associated with the stock options repriced in March 1999. This charge was based on the $2.69 increase in the Company's stock price since July 1, 2000. The number of options subject to variable award accounting is comprised of 1.7 million vested options and a percentage of approximately 1.4 million unvested options based on their vesting schedule. The number of options affected will decrease for options exercised or canceled and will increase as unvested options become vested.

3. ACQUISITIONS AND SALE

Effective July 1, 2000, the Company acquired Wells Community Hospital in Bluffton, Indiana.

Effective December 1, 1999, the Company acquired Caylor-Nickel Medical Center in Bluffton, Indiana. Effective March 1, 2000, the Company transferred its operating lease of Clinton County Hospital in Frankfort, Indiana to an Indianapolis, Indiana healthcare system.

The consideration for hospital and affiliated business acquisitions totaled $8.1 million for the three months ended September 30, 2000. The foregoing acquisitions were accounted for using the purchase method of accounting. The operating results of the acquisitions and sale have been included in the accompanying Condensed Consolidated Statements of Operations for periods subsequent to acquisition and for periods prior to sale. The pro forma effect of the acquisitions and sale on the Company's results of operations for the periods prior to acquisition and for periods after the sale were not significant.

4. GOVERNMENT SETTLEMENTS, INVESTIGATION AND LITIGATION RELATED COSTS AND STRATEGIC ALTERNATIVES RELATED COSTS

During the three months ended September 30, 2000, the Company accrued $95.5 million in government settlements for tentative agreements reached with the Civil Division, U.S. Department of Justice to settle two qui tam lawsuits. The government settlements were expensed in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2000 and are accrued as a current liability in the Condensed Consolidated Balance Sheet at September 30, 2000. The settlements were accrued based on available information and are subject to further refinement (See Note 8).

During the three months ended September 30, 2000 and 1999, respectively, the Company incurred $0.6 and $1.1 million in investigation and litigation related costs related primarily to the qui tam and shareholder actions against the Company (See Note 8).

During the three months ended September 30, 2000, the Company incurred $0.5 million in costs associated with exploring various strategic alternatives (See
Note 10).

5. INCOME TAXES

The provision for income taxes for the three months ended September 30, 2000 and 1999 is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes due to permanent differences and the provision for state income taxes.

6.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding, and the effect of dilutive securities consisting of convertible subordinated debentures and stock options. The convertible debentures and outstanding options to purchase 7.1 million shares of common stock for the three months ended September 30, 2000 were not included in the computation of diluted loss per share because the effect would be anti-dilutive. Outstanding options to purchase 4.2 million shares of common stock for the three months ended September 30, 1999 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock.

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share amounts):

                                                         Three Months
                                                            Ended
                                                         September 30
                                                     -----------------------
                                                       2000           1999
                                                     --------       --------
Numerator:
   Net income (loss)                                 $(52,192)      $ 10,624
   Interest expense on convertible subordinated
     debentures, net of taxes                              --            457
                                                     --------       --------
   Numerator for dilutive earnings (loss)
     per share                                       $(52,192)      $ 11,081
                                                     ========       ========
Denominator:
   Shares used for basic earnings (loss)
      per share                                        71,380         73,218
   Effect of dilutive securities:
      Convertible subordinated debentures                  --          4,444
      Stock options                                        --            206
                                                     --------       --------
   Shares used for dilutive earnings (loss)
      per share                                        71,380         77,868
                                                     ========       ========
Basic earnings (loss) per share                      $  (0.73)      $   0.15
                                                     ========       ========
Diluted earnings (loss) per share                    $  (0.73)      $   0.14
                                                     ========       ========

7. COMMITMENTS

The Company is constructing a replacement hospital in Vicksburg, Mississippi and a new acute-care hospital in Ft. Wayne, Indiana. The Vicksburg hospital has an estimated total project cost of approximately $108 million with an expected completion date of summer 2002. The Ft. Wayne hospital has an estimated total project cost of approximately $44 million with an expected completion date of spring 2001. In connection with the construction, the Company has contracts outstanding for approximately $90 million, of which approximately $27 million has been incurred to date.

8. CONTINGENCIES

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

False Claims Act Litigation

At a meeting in September 1998, the Company learned from the government that it would likely join in a lawsuit filed against the Company under the False Claims Act. The suit was filed in January 1993 by a former employee of a hospital managed by a Company subsidiary. These lawsuits, commonly known as qui tam actions, are filed "under seal." That means that the claims are kept secret until the government decides whether to join the case. The person who files the lawsuit is called a "relator". The government joined the case against the Company in October 1998. The relator's lawsuit named the Company and its subsidiary, Quorum Health Resources, HCA and all hospitals that the Company or HCA owned, operated or managed from 1984 through 1997, as defendants. The unsealed complaint, prepared by the relator, alleged that the Company knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

On February 24, 1999, the government filed its own complaint in the case. The new complaint alleges that the Company, on behalf of hospitals it managed between 1985 and 1995 and hospitals it owned from 1990 to the date of the complaint, violated the False Claims Act by filing false Medicare cost reports.

The government asserts that the false claims in the cost reports are reflected in "reserve analyses" created by the Company. The complaint also alleges that these cost report filings were prepared as the result of Company policy. We filed several motions to dismiss the government's complaint.

This qui tam action seeks three times the amount of damages caused to the United States by the Company's submission of any alleged false claims to the government, civil penalties of not less than $5,000 nor more than $10,000 for each false claim, and attorneys' fees and costs.

On October 2, 2000, the Company announced that it had reached an understanding with the Civil Division, U.S. Department of Justice to recommend an agreement to settle the Medicare cost report qui tam lawsuit. Under the terms of the tentative agreement, the settlement amount to be paid to the government is $77.5 million, with interest accruing at 7.25 percent from October 2, 2000 until final resolution of a settlement agreement and a corporate integrity agreement, which are scheduled to be completed by late January 2001. We decided to settle this case to avoid the time and expense of continued litigation.

Other Qui Tam Actions and Related Investigations

In May 1998, the Company was informed that it was a defendant in another qui tam action involving home health services provided by two of the Company's owned hospitals and alleging that the Company had violated Medicare laws. This action was filed under seal in June 1996 by a former employee, whom the Company fired in April 1996. The United States Attorney's Office allowed the Company an opportunity to review the results of the government's investigations and discuss the allegations made in the action prior to the government making a decision to intervene as a plaintiff. The Company cooperated fully with the United States Attorney's Office and provided additional information and made employees available for interviews.

On October 26, 2000, the Company completed settlement of the qui tam lawsuit which primarily involved allocation of costs at Flowers Hospital, Dothan, Alabama, to its home health services agency (CV-96-P1638-S, N.D. Alabama). The Company paid approximately $18 million to the government on October 26, 2000 in connection with this settlement. In addition to the settlement agreement, the Company entered into a five year corporate integrity agreement with the Department of Health and Human Services Office of the Inspector General covering Flowers Hospital.

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

The complaint alleges that defendants violated the Securities Exchange Act of 1934. The plaintiffs claim that the Company materially inflated its net revenues during the class period by including in those net revenues amounts received from the settlement of cost reports that had allegedly been filed in violation of applicable Medicare regulations years earlier and that, because of this practice, this statement, which first appeared in the Company's Form 10-K filed in September 1996, was false: "The Company believes that its owned hospitals are in substantial compliance with current federal, state, local, and independent review body regulations and standards." In May 1999, the Company filed a motion to dismiss the complaint. On November 13, 2000, the judge denied our motion to dismiss the complaint against us and James E. Dalton, Jr., our President/CEO. He granted our motion to dismiss as to all other defendants. The Company intends to vigorously defend the claims and allegations in this action.

The Company cannot at this time predict the final effect or outcome of any of the ongoing investigations or the class or qui tam actions. If the Company is found to have violated federal or state laws relating to Medicare, Medicaid or other government programs, then it may be required to pay substantial fines and civil and criminal penalties and also may be excluded from participating in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are or in the future may be substantial. The Company could be subject to substantial costs resulting from defending, or from an adverse outcome in any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, the Company may choose to negotiate a settlement. Amounts the Company pays to settle any of these matters may be material. Agreements the Company enters into as a part of any settlement could also materially adversely effect it. Any current or future investigations or actions could have a material adverse effect on the Company's results of operations or financial position.

8.  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related taxes (in thousands):

                                                         Three Months Ended
                                                         September 30, 2000
                                                        -------------------
Net loss                                                   $    (52,192)
Cumulative effect of change in accounting
  principle - fair value of interest rate swaps                   5,661
Net change in fair value of interest rate swaps                  (2,648)
                                                           ------------
Other comprehensive income                                        3,013
                                                           ------------
Comprehensive loss                                         $    (49,179)
                                                           ============

Accumulated other comprehensive income, net of related taxes, at September 30, 2000 is comprised of approximately $3.0 million relating to the fair value of interest rate swaps.

9.  SEGMENT INFORMATION

The Company's segments consist of (1) healthcare systems owned and operated by the Company and (2) management of hospitals and healthcare systems for other owners. The Company evaluates performance based on operating earnings of the respective business units. All segment revenues are from external customers.

The Company's net revenues, EBITDA, assets, depreciation and amortization and capital expenditures are summarized in the following table (EBITDA is defined as earnings before interest, synthetic lease expense, depreciation and amortization, income taxes, minority interest, government settlements, investigation and litigation related costs, strategic alternatives related costs and non-cash stock compensation expense)(in thousands):

                                                                       Three Months Ended September 30, 2000
                                                               ----------------------------------------------------
                                                                  Owned             Management
                                                                Hospitals            Services              Total
                                                               -----------          ----------           ----------
     Net revenues                                            $   418,266            $ 35,713           $   453,979
     EBITDA                                                  $    61,221            $  7,337           $    68,558
     Assets                                                  $ 1,884,381            $ 48,342           $ 1,932,723
     Depreciation & amortization                             $    25,965            $    408           $    26,373
     Capital expenditures                                    $    38,901            $     77           $    38,978


                                                                        Three Months Ended September 30, 1999
                                                               ----------------------------------------------------
                                                                  Owned             Management
                                                                Hospitals            Services              Total
                                                               -----------          ----------           ----------
     Net revenues                                            $   396,645            $ 34,640           $   431,285
     EBITDA                                                  $    56,103            $  7,523           $    63,626
     Assets                                                  $ 1,778,451            $ 42,513           $ 1,820,964
     Depreciation & amortization                             $    25,737            $    462           $    26,199
     Capital expenditures                                    $    21,946            $     80           $    22,026

EBITDA for owned hospitals include equity in earnings of affiliates of $4.1 million and $2.1 million for the three months ended September 30, 2000 and 1999, respectively. Assets of owned hospitals include investments in unconsolidated subsidiaries of $247.9 million and $248.2 million at September 30, 2000 and 1999, respectively.

A reconciliation of EBITDA to income (loss) before income taxes follows (in thousands):


                                                                Three Months
                                                                   Ended
                                                                September 30
                                                       -----------------------------
                                                         2000                 1999
                                                       --------             --------
      Total EBITDA for reportable segments             $ 68,558             $ 63,626
      Depreciation and amortization                     (26,373)             (26,199)
      Synthetic lease expense                            (2,979)              (2,503)
      Interest expense                                  (16,388)             (16,730)
      Government settlements, investigation
         and litigation related costs and
         strategic alternatives related costs           (96,564)              (1,098)
      Non-cash stock compensation                        (5,801)                  --
      Minority interest                                     222                  349
                                                       --------             --------
      Income (loss) before income taxes                $(79,325)            $ 17,445
                                                       ========             ========

10.  SUBSEQUENT EVENTS

PROPOSED SALE OF THE COMPANY

On October 18, 2000, the Company signed a definitive agreement for Triad Hospitals Inc.("Triad") to acquire the Company through a combination of cash, stock and the assumption of debt. Under the terms of the agreement, the Company's shareholders will receive $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of the Company's stock. The transaction is expected to be tax-free to the Company's shareholders with respect to the stock portion of the consideration.

The Boards of Directors of both companies have unanimously approved the proposed transaction, which is subject to customary conditions, including approval of

Triad's shareholders and the Company's shareholders and antitrust clearance. The transaction is also conditioned upon Triad's receipt of a private letter ruling from the Internal Revenue Service that the transaction will not alter the tax-free nature of Triad's spin-off from HCA in May 1999 and is conditioned upon the receipt of necessary financing. Merrill Lynch & Co. has committed, subject to customary conditions, to underwrite the entire $1.7 billion of debt needed to fund the cash purchase price and the refinancing of certain existing debt. The transaction is expected to be completed in the first half of calendar 2001.

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

FORWARD-LOOKING INFORMATION

         This discussion includes "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and often can be identified by the use of certain words, such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." We have based these forward-looking statements on our current plans and expectations and our projections about future events. However, risks, uncertainties and assumptions that would cause or contribute to material differences in our future financial condition and results of operations include:

         o possible changes in Medicare and Medicaid that may limit payments to our owned hospitals;

         o the efforts of insurers, managed care companies, patients and other payors to reduce their payments to our owned hospitals;

         o potential adverse impact of known and unknown litigation and government investigations;

         o difficulties in containing salaries, supplies and other costs in relation to changes in payments from our payors;

         o difficulties in improving financial results of our physician clinics;

         o difficulties in billing and collecting accounts receivable and the related impact on cash flow and bad debt expense;

         o difficulties in finding attractive acquisitions and integrating acquired hospitals into our operations;

         o  geographic concentration of operations;

         o  claims and legal actions relating to professional liability;

         o  disruptions from information system conversions;

         o our substantial indebtedness and difficulty raising capital in the future;

         o the possible enactment of federal, state or local health care reforms;

         o changes in federal, state or local regulations affecting the health care industry;

         o  the highly competitive nature of the health care business;

         o  potential loss of physicians or other key personnel;

         o  fluctuations in interest rates;

         o  fluctuations in the market value of our common stock;

         o potential adverse impact in the event that the proposed sale transaction is not consummated;

         o  disruptions from the sale of the Company;

         o  changes in accounting pronouncements; and

         o  changes in general economic conditions.


PROPOSED SALE OF THE COMPANY

         On October 18, 2000, we signed a definitive agreement for Triad Hospitals Inc.("Triad") to acquire us through a combination of cash, stock and the assumption of debt. Under the terms of the merger agreement, our shareholders will receive $3.50 in cash and 0.4107 shares of Triad common stock for each outstanding share of our stock. The transaction is expected to be tax-free to our shareholders with respect to the stock portion of the consideration.

         The Boards of Directors of both companies have unanimously approved the proposed transaction, which is subject to customary conditions, including approval of Triad's shareholders and our shareholders and antitrust clearance. The transaction is also conditioned upon Triad's receipt of a private letter ruling from the Internal Revenue Service that the transaction will not alter the tax-free nature of Triad's spin-off from HCA in May 1999 and is conditioned upon the receipt of necessary financing. Merrill Lynch & Co. has committed, subject to customary conditions, to underwrite the entire $1.7 billion of debt needed to fund the cash portion of the purchase price and the refinancing of certain existing debt of both companies. The transaction is expected to be completed in the first half of calendar 2001.

OVERVIEW

         We are a leading provider of health care services through our owned acute care hospitals and regional health care systems located throughout the United States. We are also the largest provider of management services to acute care hospitals in the United States, primarily through our subsidiary, Quorum Health Resources, LLC.

         For the three months ended September 30, 2000, our owned hospitals accounted for 92% of our net operating revenue. Our Dothan, Alabama and Ft. Wayne, Indiana service areas accounted for approximately 35% of owned hospital revenue and 52% of owned hospital EBITDA, respectively. EBITDA means our earnings before interest, synthetic lease expense, depreciation and amortization, income taxes, minority interest, government settlements, investigation and litigation related costs, strategic alternatives-related costs and non-cash stock compensation expense.

         For the three months ended September 30, 2000, our net income before government settlements, investigation and litigation related costs, strategic alternatives related costs and non-cash stock compensation was 25% higher than the three months ended September 30, 1999. This increase was primarily due to higher earnings from our same store hospitals and higher earnings from our Las Vegas joint venture. Operating results of same store hospitals include all of our owned hospitals except (1) those we sold, (2) the Las Vegas and Macon joint ventures, and (3) acquired hospitals until we owned them for 12 months. Our increased same store earnings was primarily due to:

         o  increases in patient volumes,

         o  price increases, and

         o  better management of accounts receivable and bad debt expense.

         Our objective is to continue to improve our operating and financial consistency and stability. We focus on the following operating tactics:

         o  Grow existing markets;

         o  Enhance managed care contracting;

         o  Focus on cost control;

         o  Improve management of accounts receivable and bad debts; and

         o  Reduce losses from physician clinics.


IMPACT OF ACQUISITIONS AND SALES

         Effective July 1, 2000, we acquired Wells Community Hospital in Bluffton, Indiana.

         Effective December 1, 1999, we acquired Caylor-Nickel Medical Center in Bluffton, Indiana. Effective March 1, 2000, we transferred our operating lease of Clinton County Hospital in Frankfort, Indiana to an Indianapolis, Indiana health care system.

         Because of the financial impact of acquisitions and sales, it is difficult to make meaningful comparisons between our financial statements for the periods presented. Due to the number of owned hospitals, each hospital we acquire or sell can affect our overall operating margins or results of operations.

SELECTED OPERATING STATISTICS - OWNED HOSPITALS

         The following table sets forth operating statistics for our owned hospitals for each of the periods presented.

                                                       Three Months
                                                          Ended
                                                       September 30
                                                  -------------------------
                                                    2000             1999
                                                  --------         --------
Number of hospitals                                     21               21
Licensed beds                                        4,518            4,578
Beds in service                                      3,801            3,959
Admissions                                          35,959           34,705
Average length of stay                                 5.4              5.5
Patient days                                       195,498          190,340
Adjusted patient days                              340,175          328,857
Occupancy rates (licensed beds)                       46.9%            45.2%
Occupancy rates (beds in service)                     55.5%            52.3%
Gross inpatient revenue (in thousands)            $471,523         $430,227
Gross outpatient revenue (in thousands)           $348,947         $313,091

RESULTS OF OPERATIONS

         The following table reflects the percentage of net operating revenue represented by various categories in our Condensed Consolidated Statements of Operations.


                                                                      Three Months
                                                                         Ended
                                                                      September 30
                                                              --------------------------
                                                                2000                1999
                                                              ------              ------
         Net operating revenue                                 100.0%              100.0%
         Salaries and benefits                                  42.1                41.3
         Reimbursable expenses                                   3.4                 3.5
         Supplies                                               14.7                14.4
         Fees                                                    9.3                 8.9
         Other operating expenses                                9.2                 8.4
         Provision for doubtful accounts                         7.1                 9.2
         Equity in earnings of affiliates                       (0.9)               (0.5)
         Depreciation and amortization                           5.8                 6.1
         Synthetic lease expense                                 0.7                 0.6
         Interest expense                                        3.6                 3.9
         Government settlements, investigation and
           litigation related costs and strategic
           alternatives related costs
         Non-cash stock compensation                            21.3                 0.3
         Minority interest                                       1.2                  --
                                                                 0.0                (0.1)
                                                               -----               -----
         Income (loss) before income taxes                     (17.5)                4.0
         Provision (benefit) for income taxes                   (6.0)                1.5
                                                               -----               -----
         Net income (loss)                                     (11.5%)               2.5%
                                                              ======              ======


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

         Net Operating Revenue. Net operating revenue was $454.0 million for the three months ended September 30, 2000, compared to $431.3 million for the three months ended September 30, 1999. This represents an increase of $22.7 million or 5.3%. We attribute this increase to (1) a 4.5% increase in same store hospital net operating revenue, (2) the hospitals we purchased during fiscal 2001 and fiscal 2000 and (3) an increase in revenue from our management services. The increase in net operating revenue was partially offset by the transfer of our operating lease of Clinton County Hospital in fiscal 2000.

         We attribute the 4.5% same store net operating revenue increase principally to (1) a 1.7% increase in same store admissions, (2) price increases and (3) increases in outpatient volumes. Our same store net operating revenue would have increased more, except for (1) higher patient volumes from discounted payors and (2) lower Medicare payments as a result of the Balanced Budget Act of 1997 ("BBA 97").

         Salaries and Benefits, Reimbursable Expenses, Supplies, Fees, Provision for Doubtful Accounts and Other Operating Expenses. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses totaled $389.6 million for the three months ended September 30, 2000, compared to $369.8 million for the three months ended September 30, 1999. This represents an increase of $19.8 million or 5.4%. These expenses as a percentage of net operating revenue increased to 85.8% for the three months ended September 30, 2000 from 85.7% for the three months ended September 30, 1999. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses as a percentage of net operating revenue for our owned hospitals were 86.4% for the three months ended September 30, 2000 and September 30, 1999.

         For our same store hospitals, salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses as a percent of net operating revenue were 85.8% for the three months ended September 30, 2000. This percentage was flat with the prior year. Our improvements in net revenue and bad debt expense were offset by increased labor costs, supplies and physician clinic expenses. Bad debt expense decreased primarily due to our improvement in cash collections, especially our collection of older accounts receivable. Salaries and benefits expense increased due to wage pressures, which were partially offset by productivity improvements. Our productivity improvement would have been greater, except for higher levels of staff training during the three months ended September 30, 2000. Supplies expense increased due to 1) the acquisition of a retail pharmacy in North Dakota, 2) increased volumes in cardiac services, and 3) increased costs of new products and technology, primarily drugs, implants and blood.

         During the three months ended September 30, 2000, we recruited more physicians to our owned hospitals than we had expected and we acquired a physician clinic in North Dakota. We are focusing efforts on reducing the losses of our physician clinics. We have been selectively exiting physician contracts, except when the contract is core to our service area strategy. We plan to have fewer employed physicians by recruiting physicians without employing them, whenever possible, and by negotiating or transitioning out of contracts with physicians with mature practices. We also plan to lower physician clinic losses by changing the ways we pay employed physicians.

         Equity in Earnings of Affiliates. Equity in earnings of affiliates was $4.1 million for the three months ended September 30, 2000, compared to $2.1 million for the three months ended September 30, 1999, an increase of $2.0 million. Equity in earnings of affiliates represented 0.9% of our net operating revenue for the three months ended September 30, 2000, compared to 0.5% of our net operating revenue for the three months ended September 30, 1999. This increase was due primarily to higher earnings at our Las Vegas joint venture which was partially offset by lower earnings at our Macon joint venture.

         Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2000 was $26.4 million compared to $26.2 million for the three months ended September 30, 1999. This represents an increase of $0.2 million or 0.7%. Depreciation and amortization expense as a percentage of net operating revenue decreased to 5.8% for the three months ended September 30, 2000 from 6.1% for the three months ended September 30, 1999. This decrease was primarily due to Lutheran Hospital property purchased in 1995 that became fully depreciated, longer estimated useful lives of certain equipment and our net revenue growth.

         Synthetic Lease Expense. Synthetic lease expense is comprised of lease expense associated with our End Loaded Lease Facility (ELLF) agreement (See Liquidity and Capital Resources). Synthetic lease expense was $3.0 million for the three months ended September 30, 2000, compared to $2.5 million for the three months ended September 30, 1999, an increase of $0.5 million. Synthetic lease expense as a percentage of net operating revenue increased to 0.7% for the three months ended September 30, 2000 compared to 0.6% for the three months ended September 30, 1999.

         Interest Expense. Interest expense for the three months ended September 30, 2000 was $16.4 million, compared to $16.7 million for the three months ended September 30, 1999, a decrease of $0.3 million, or 2.0%. Interest expense as a percentage of net operating revenue decreased to 3.6% for the three months ended September 30, 2000 from 3.9% for the three months ended September 30, 1999. The decrease was due principally to cash flow from operations used to make payments on our revolving line of credit and the issuance of convertible subordinated debentures in August 1999 at 6%, which is lower than the rate on our revolving line of credit. This decrease was partially offset by an increase in LIBOR rates. Our interest rate swaps mitigated the effect of the increase in LIBOR rates.

         Government Settlements, Investigation and Litigation Related Costs and Strategic Alternatives Related Costs. During the three months ended September 30, 2000, we accrued $95.5 million in government settlements for tentative agreements reached with the Civil Division, U.S. Department of Justice to settle two qui tam lawsuits. The government settlements were expensed in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2000 and are accrued as a current liability in the Condensed Consolidated Balance Sheet at September 30, 2000. The settlements were accrued based on available information and are subject to further refinement (See "Litigation).

         During the three months ended September 30, 2000 and 1999, respectively, we incurred $0.6 and $1.1 million in investigation and litigation related costs related primarily to the qui tam and shareholder actions against us (See "Litigation").

         During the three months ended September 30, 2000, we incurred $0.5 million in costs associated with exploring various strategic alternatives (See "Proposed Sale of Company").

         Non-cash Stock Compensation Expense. During the three months ended September 30, 2000, we recorded $5.8 million in non-cash stock option compensation expense associated with the stock options repriced in March 1999. This charge was based on the $2.69 increase in our stock price since July 1, 2000. The number of options subject to variable award accounting is comprised of

1.7 million vested options and a percentage of approximately 1.4 million unvested options based on their vesting schedule. The number of options affected will decrease for options exercised or canceled and will increase as unvested options become vested.

         Minority Interest Income. Minority interest income was $0.2 million for the three months ended September 30, 2000, compared to $0.3 million for the three months ended September 30, 1999, a change of $0.1 million.

         Income Taxes. The benefit for income taxes for the three months ended September 30, 2000 was $27.1 million compared to a provision of $6.8 million for the three months ended September 30, 1999, a decrease of $33.9 million. Excluding the effect of government settlements, our effective income tax rate was 38.9% for the three months ended September 30, 2000 compared to 39.1% for the three months ended September 30, 1999. The $95.5 million government settlements for the three months ended September 30, 2000 were tax effected at 35.0%.

         Net Income (Loss). Net loss for the three months ended September 30, 2000 was $52.2 million, compared to net income of $10.6 million for the three months ended September 30, 1999, a decrease of $62.8 million. Excluding the government settlements, investigation and litigation related costs, strategic alternatives related costs and non-cash stock compensation, net income increased 25% to $14.1 million or 3.1% of net operating revenue for the three months ended September 30, 2000, from $11.3 million or 2.6% of net operating revenue for the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, our working capital was $281.3 million excluding government settlements. Our ratio of current assets to current liabilities was
2.3 to 1.0 at September 30, 2000 and June 30, 2000, excluding government settlements.

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

Three Months Ended September 30, 2000 Cash Flows Compared to Three Months Ended September 30, 1999 Cash Flows.

         Cash provided by operating activities totaled $54.6 million for the three months ended September 30, 2000, compared to $48.7 million for the three months ended September 30, 1999. This represents an increase of $5.9 million, or 12.1%, which was due primarily to higher EBITDA(1) and lower payments on accounts payable and accrued expenses.

         EBITDA for the three months ended September 30, 2000 was $68.6 million, compared to $63.6 million for the three months ended September 30, 1999, an increase of $5.0 million or 7.8%. EBITDA as a percentage of net operating revenue was 15.1% for the three months ended September 30, 2000, compared to 14.8% for the three months ended September 30, 1999. EBITDA as a percentage of net operating revenue for our owned hospitals was 14.6% for the three months ended September 30, 2000, compared to 14.1% for the three months ended September 30, 1999. EBITDA as a percentage of net operating revenue for our same store hospitals was 14.3% for the three months ended September 30, 2000, compared to 14.2% for the three months ended September 30, 1999. EBITDA as a percentage of net operating revenue for our management services business was 20.5% for the three months ended September 30, 2000, compared to 21.7% for the three months ended September 30, 1999. We attribute the increase in consolidated EBITDA principally to (1) growth in net operating revenue from higher volumes and better pricing, (2) improvements in receivables management and bad debt expense and (3) higher earnings from our Las Vegas joint venture. EBITDA as a percentage of net operating revenue for our same store hospitals excluding physician clinics was 17.7% for the three months ended September 30, 2000.

         Net cash used for investing activities for the three months ended September 30, 2000 totaled $47.3 million compared to $22.3 million for the three months ended September 30, 1999. Our primary investment activities for the three months ended September 30, 2000 were routine capital expenditures, hospital construction and acquisitions. Routine capital expenditures were $27.1 million for the three months ended September 30, 2000 compared to $22.0 for the three months ended September 30, 1999. Hospital construction was $11.9 million for the three months ended September 30, 2000. We acquired one hospital and affiliated health care entities for $8.1 million for the three months ended September 30, 2000.


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

Capital Expenditures

         Capital expenditures excluding acquisitions for the three months ended September 30, 2000 totaled $39.0 million. These capital expenditures consisted of $11.9 million for constructing two hospitals and routine capital expenditures of $27.1 million. We expect to make routine capital expenditures for fiscal 2001 of approximately $100 million before acquisitions and before construction of the two hospitals.

         We are constructing a replacement hospital in Vicksburg, Mississippi and a new acute-care hospital in Ft. Wayne, Indiana. The Vicksburg hospital has an estimated total project cost of approximately $108 million with an expected completion date of summer 2002. The Ft. Wayne hospital has an estimated total project cost of approximately $44 million with an expected completion date of spring 2001. We expect to make construction capital expenditures of approximately $80 million to $85 million for fiscal 2001. In connection with the construction, we have contracts outstanding for approximately $90 million, of which approximately $27 million has been incurred through September 30, 2000.

         Capital expenditures excluding acquisitions for the three months ended September 30, 1999 totaled $22.0 million.

Capital Resources

         Our revolving credit facility consists of an $850.0 million secured credit facility expiring November 26, 2002, which coincides with the expiration date of our ELLF. On November 26 of each year, we can request an incremental one year extension, which is subject to approval of all of the lenders. The credit facility bears interest at our option at generally the lender's base rate, swing-line rate or a fluctuating rate ranging from .55 to 1.55 percentage points above LIBOR. Also, we pay a facility fee ranging from .20 to .45 percentage points on the commitment. The interest rate margins and facility fee rates are based on our leverage ratio. Substantially all stock of our subsidiaries has been pledged under the terms of the credit facility. We may prepay the amount outstanding at any time. At October 31, 2000, we had approximately $297.3 million committed and undrawn under our credit facility.

         We also have a $150.0 million ELLF agreement to provide a financing option for acquisition and/or construction. The interest rate margins, facility fee rates, the option to extend and financial covenants are substantially the same as our credit facility. Under this agreement, we have guaranteed all lease payments, including contingent lease payments, of up to 85% of the amount utilized under this agreement. At October 31, 2000, we had approximately $11.8 million available under this agreement.

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

         On August 31, 1999, we issued $150.0 million of convertible subordinated debentures due 2009 to Welsh, Carson, Anderson & Stowe, VIII, LP (WCAS VIII) and certain WCAS VIII affiliates, including Russell L. Carson, Chairman of our Board of Directors. We sold the debentures for cash at their face value. The debentures bear interest at 6.0% per annum. Interest is payable quarterly. The debentures are convertible into common shares at a conversion price of $11.25 per share. The debentures automatically convert at any time after three years if the average of the closing price of our stock over any 90 day period is more than 150% of the conversion price. We can call the debentures at par after August 31, 2001. In the event of a merger, consolidation or sale of more than 50% of our assets, the holder of the debentures has the option to have the debentures prepaid in full. In connection with the merger agreement with Triad, the debentures are to be converted into our common stock immediately prior to the merger. The debentures have antidilution protection, including, under certain circumstances, issuance of common stock below the then applicable conversion price. The shares into which the debentures are convertible have certain voting restrictions and must be held until August 2001. The debentures are subordinated in right of payment to all our debt. We did not register the debentures under the Securities Act of 1933. The sale of the debentures was exempt from registration under Section 4(2) of the Securities Act because it was a privately negotiated transaction and did not involve a public offering. We used the proceeds to reduce our outstanding debt under our revolving credit facility.

         The credit facilities governing our revolving line of credit, ELLF and senior subordinated notes contain certain financial covenants including but not limited to a limitation on debt levels, prohibition of dividend payments and other distributions and restrictions on investments, repurchases of common stock, asset dispositions, the ability to merge or consolidate with or transfer assets to another entity, and the maintenance of various financial ratios, including a net worth ratio, a fixed charge ratio and a leverage ratio. The amount available under our revolving line of credit is based on our leverage ratio and was approximately $272.7 million at September 30, 2000.

         During fiscal 2000, we repurchased 2.8 million shares of our common stock for an aggregate purchase price of $18.6 million. We repurchased all of these shares in open market transactions. There are approximately 1.6 million shares remaining for repurchase under the existing 5.0 million share repurchase program authorized in October 1998.

         We adopted a stockholder rights plan in fiscal 1997 and declared a dividend of one right for each share of common stock. The plan was amended in August 1999. Each right entitles stockholders to acquire one-third of a share of common stock at an exercise price of $100, subject to adjustment. The rights become exercisable only if (1) Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Management Corporation and certain parties which purchase the convertible debentures from these entities acquire beneficial ownership of 30% or more of our common stock or start an offer which would result in those entities owning 30% or more of our common stock or (2) any other person or group acquires beneficial ownership of 15% or more of our common stock or starts an offer which would result in that person or group owning 15% or more of our common stock. At that time, each right owned by unaffiliated others entitles its holder to purchase common stock (or any combination of common stock, preferred stock, debt securities and cash, as determined by our board of directors) worth two times the exercise price of the right. If we are involved in a business combination transaction with another person or if we sell 50% or more of our assets or earning power to another person, each right entitles its holder to purchase shares of our common stock or the acquiring company's common stock worth two times the exercise price of the right. In connection with the merger agreement with Triad, we have agreed to amend the stockholder's rights plan so that the rights will not be made exercisable as a result of the merger. We may redeem the rights for $.01 each at any time until the tenth day following public announcement that an ownership position as described above has been acquired. The rights expire on April 28, 2007.

SEASONALITY AND INFLATION

         Our business is seasonal, with higher patient volumes and net operating revenues in the third quarter of our fiscal year than in the remainder of the year. This seasonality happens because more people become ill during the winter, which in turn increases the number of patients in our owned hospitals.

         The health care industry is labor intensive. This means that our owned hospitals need many employees, who we pay salaries and other benefits. These salaries and benefits increase during periods of inflation and shortages of qualified potential employees. Some of our hospitals are now experiencing pressures to increase salaries. In addition, we are experiencing increased costs of new products and technology, primarily drugs, implants and blood.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50%-75% of our debt at a fixed rate, either by borrowing on a long-term basis or entering into interest rate swaps. At September 30, 2000, approximately 70% of our outstanding debt and ELLF amounts were effectively at a fixed rate. Interest rate swaps are contracts which allow us to periodically exchange fixed and floating interest rate payments over the life of the agreements. Floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the interest rate swap was consummated. Interest rate swaps are cash flow hedges, which effectively convert an aggregate notional amount of $400 million of floating rate borrowings to fixed rate borrowings at September 30, 2000. The initial terms of the interest rate swaps expire at various dates through fiscal 2003. Our policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments. Our counterparties are creditworthy financial institutions and we anticipate that they will be able to fully satisfy their obligations under the contracts for the three months ended September 30, 2000 and 1999, we received a weighted average rate of 6.8% and 5.2% and paid a weighted average rate of 5.9% and 5.9%, respectively.

         The following table presents information about our market-sensitive financial instruments, including long-term debt and interest rate swaps as of September 30, 2000. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts by expected maturity date and weighted average interest rates based on rates in effect at September 30, 2000. We determined the fair value of our publicly traded notes using the quoted market price at September 30, 2000. The fair value of the option feature in the convertible debentures is estimated using an option pricing model. The fair values of the remaining long-term debt are estimated using discounted cash flows based on our incremental borrowing rates. The fair values of our interest rate swaps is based on the cash which would be realized in the event of termination of the agreements.

                    Maturity Date, Fiscal Year Ending June 30
                              (Dollars in millions)

                                                                                                              September 30, 2000
                                                                                                                Fair Value of
                               2001       2002         2003       2004      2005    Thereafter     Total         Liabilities
                               ----       ----         ----       ----      ----    ----------     -----       ----------------
Long-term debt:
Fixed rate long-term
  debt                           $0.5         $0.6        $0.6       $0.7     $0.6       $301.0      $304.0                $343.9
Average interest rates            7.9%         7.8%        7.7%       7.8%     7.7%         7.4%
Variable rate long-
  term debt                                             $540.1                                       $540.1                $540.1
Average interest rates                                     7.8%


Interest rate swaps:
Pay fixed/receive
 variable notional
  amounts                                   $200.0      $200.0                                       $400.0                $(4.9)
Average pay rate                               6.0%        5.7%
Average receive rate                           6.7%        6.7%








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

FALSE CLAIMS ACT LITIGATION

         At a meeting in September 1998, we learned from the government that it would likely join in a lawsuit filed against us under the False Claims Act. The suit was filed in January 1993 by a former employee of a hospital we managed. These lawsuits, commonly known as qui tam actions, are filed "under seal." That means that the claims are kept secret until the government decides whether to join the case. The person who files the lawsuit is called a "relator". The government joined the case against us in October 1998. The relator's lawsuit named us and our subsidiary, Quorum Health Resources, HCA and all hospitals that we or HCA owned, operated or managed from 1984 through 1997, as defendants. The unsealed complaint, prepared by the relator, alleged that we knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

         On February 24, 1999, the government filed its own complaint in the case. The new complaint alleges that we, on behalf of hospitals we managed between 1985 and 1995 and hospitals we owned from 1990 to the date of the complaint, violated the False Claims Act by filing false Medicare cost reports. The government asserts that the false claims in the cost reports are reflected in "reserve analyses" we created. The complaint also alleges that these cost report filings were prepared as the result of our policy. We filed several motions to dismiss the government's complaint.

         This qui tam action seeks three times the amount of damages caused to the United States by our submission of any alleged false claims to the government, civil penalties of not less than $5,000 nor more than $10,000 for each false claim, and attorneys' fees and costs.

         On October 2, 2000, we announced that we had reached an understanding with the Civil Division, U.S. Department of Justice to recommend an agreement to settle this qui tam lawsuit. Under the terms of the tentative agreement, the Medicare cost report settlement amount to be paid to the government is $77.5 million, with interest accruing at 7.25 percent from October 2, 2000 until final resolution of a settlement agreement and a corporate integrity agreement, which are scheduled to be completed by late January 2001. We decided to settle this case to avoid the time and expense of continued litigation.

OTHER QUI TAM ACTIONS AND RELATED INVESTIGATIONS

         In May 1998, we were informed that we were a defendant in another qui tam action involving home health services provided by two of our owned hospitals and alleging that we had violated Medicare laws. This action was filed under seal in June 1996 by a former employee, whom we fired in April 1996. The United States Attorney's Office allowed us an opportunity to review the results of the government's investigations and discuss the allegations made in the action prior to the government making a decision to intervene as a plaintiff. We cooperated fully with the United States Attorney's Office and provided additional information and made employees available for interviews.

         On October 26, 2000, we completed settlement of this qui tam lawsuit which primarily involved allocation of costs at Flowers Hospital, Dothan, Alabama, to its home health services agency(CV-96-P-1638-S, N.D. Alabama). We paid approximately $18 million to the government on October 26, 2000 in connection with this settlement. In addition to the settlement agreement, we entered into a five year corporate integrity agreement with the Department of Health and Human Services Office of the Inspector General covering Flowers Hospital.

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

         The complaint alleges that defendants violated the Securities Exchange Act of 1934. The plaintiffs claim that we materially inflated our net revenues during the class period by including in those net revenues amounts received from the settlement of cost reports that had allegedly been filed in violation of applicable Medicare regulations years earlier and that, because of this practice, this statement, which first appeared in our Form 10-K filed in September 1996, was false: "The Company believes that its owned hospitals are in substantial compliance with current federal, state, local, and independent review body regulations and standards." In May 1999, we filed a motion to dismiss the complaint. On November 13, 2000, the judge denied our motion to dismiss the complaint against us and James E. Dalton, Jr., our President/CEO. He granted our motion to dismiss as to all other defendants. We intend to vigorously defend the claims and allegations in this action.

         We cannot at this time predict the final effect or outcome of any of the ongoing investigations or the class or qui tam actions. If we are found to have violated federal or state laws relating to Medicare, Medicaid or other government programs, then we may be required to pay substantial fines and civil and criminal penalties and also may be excluded from participating in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are or in the future may be substantial. We could be subject to substantial costs resulting from defending, or from an adverse outcome in any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. Agreements we enter into as a part of any settlement could also materially adversely affect us. Any current or future investigations or actions could have a material adverse effect on our results of operations or financial position.

GENERAL

         We received from the Medicare and Medicaid programs approximately 42% and 43% of net patient service revenue for the years ended June 30, 2000 and 1999, respectively.

         Medicare inpatient operating payment rates increased 2.3% effective October 1, 2000. Medicare inpatient operating payment rates increased 0.5% for October 1, 1998 through September 30, 1999 and 1.1% for October 1, 1999 through September 30, 2000. These increases are less than inflation and increases through September 30, 2002 are also scheduled to be less than inflation. Also, the threshold to qualify for additional payments for treating costly inpatient cases (outlier) increased on October 1, 1999 and increased again on October 1, 2000. Increases in this threshold result in decreased payments to hospitals.

         Payments for Medicare skilled nursing facility services, outpatient services and home health services historically have been paid based on costs, subject to certain adjustments and limits. BBA 97 required that the payment for those services be converted to prospective payment systems (PPS). PPS for skilled nursing facilities began for cost reporting periods beginning on and after July 1, 1998. PPS for outpatients began on August 1, 2000. PPS for home health began on October 1, 2000.

         Due to BBA 97, we received lower Medicare payments for home health visits and skilled nursing facilities services. The reduction in home health payments resulted in a decline in our home health visits of 10.5% and 14.1% for the three months ended September 30, 2000 and September 30, 1999, respectively, compared to the prior years. In response to BBA 97, we consolidated certain home health agencies and skilled nursing facilities, reduced costs at our home health agencies and skilled nursing facilities and closed or ceased admitting patients to skilled nursing facilities at four hospitals.

         On November 29, 1999 the President signed into law the Medicare, Medicaid, and State Children's Health Insurance Programs Balanced Budget Refinement Act of 1999 (BBRA). For us, the most significant provision of BBRA was the requirement to eliminate a scheduled BBA 97 5.7% reduction in outpatient payments and to partially subsidize losses in the first 3 1/2 years of the new Medicare outpatient PPS.

         Medicare outpatient PPS is a complex system which has required many changes in our systems and processes. We are analyzing outpatient product lines, the impact of changes on patient coinsurance and the financial impact of outpatient PPS. The fiscal intermediaries are having some difficulties processing payments timely and accurately under outpatient PPS. HCFA has identified certain information system issues relating to the processing of payments for outpatient PPS claims. HCFA has indicated that some of these issues were resolved by October 1, 2000. Other issues may not be resolved until January 1, 2001. As of October 31, 2000, we estimate that over 45% of our claims under the new Medicare outpatient PPS system have been paid.

         The federal government originally estimated that BBA 97 would reduce Medicare spending by approximately $103 billion. In July 1999, the federal government revised its estimate to $206 billion. In November 1999, the federal government lowered its estimate to $195 billion due to the positive impact of BBRA. In January 2000, the federal government further revised its estimate to $227 billion. BBA 97 reduced our ability to maintain our historical rate of net revenue growth and operating margins. We believe the most significant payment reductions were phased in by the federal fiscal year that began on October 1, 1998. BBA 97 and further changes in the Medicare or Medicaid programs and other proposals to limit health care spending could have a material adverse impact upon the health care industry and our hospitals. We expect continuing pressure to limit expenditures by governmental health care programs.

         More of our patients are participating in managed care plans. Managed care includes indemnity insurance and employer plans which pay less than full charges, health maintenance organizations, preferred provider organizations and various other forms of managed care. We are negotiating higher rates from managed care payors, averaging increases of 5% to 7%. We are beginning to use a managed care information system in twelve of our owned hospitals to improve the information available to management and to help ensure that we are paid at the contracted amounts. We expect to install these systems in four additional owned hospitals in phases with most hospitals having basic functionality during calendar year 2000. We plan to install these systems in most of the remaining owned hospitals by June 30, 2001. The trend toward managed care has and may continue to adversely affect our ability to grow net operating revenue and improve operating margins.

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

         Outpatient revenue of our owned hospitals was approximately 42.5% and 42.1% of gross patient service revenue for the three months ended September 30, 2000 and 1999, respectively.

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

         In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires us to recognize all derivatives on our Condensed Consolidated Balance Sheet at fair value. Our interest rate swaps are cash flow hedges which hedge the variability in expected cash flows from a portion of our floating rate liabilities. We believe that our hedges are highly effective with changes in effectiveness expected to be reported in other comprehensive income. Changes in any ineffectiveness will be reported in our Condensed Consolidated Statement of Operations. The adoption of this new FASB standard on July 1, 2000 resulted in a cumulative effect of an accounting change, net of tax, of approximately $5.7 million being recognized as other comprehensive income. During the three months ended September 30, 2000, the decrease in fair value of interest rate swaps, net of tax, of approximately $2.7 million was recognized through other comprehensive income. Other comprehensive income is not reported in our Condensed Consolidated Statement of Operations. At September 30, 2000, the interest rate swaps had a fair value of $4.9 million.

         On March 31, 2000, FASB issued its final interpretation of APB Opinion No. 25 "Accounting for Certain Transactions involving Stock Compensation." The final interpretation requires variable-award accounting for stock options granted six months before or after the cancellation or settlement of options if the new options have a lower exercise price. The interpretation was effective July 1, 2000 and covers certain events that occurred after December 15, 1998. No adjustments were made to financial statements for periods prior to the effective date and no expense was recognized for any additional compensation costs attributable to periods before the effective date.

         During the three months ended September 30, 2000, we recorded $5.8 million in non-cash stock option compensation expense associated with the stock options repriced in March 1999. This charge was based on the $2.69 increase in our stock price since July 1, 2000. The number of options subject to variable award accounting is comprised of 1.7 million vested options and a percentage of
1.4 million unvested options based on their vesting schedule. The number of options affected will decrease for options exercised or canceled and will increase as unvested options become vested.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  The information contained in Part I, Item 2 "Management's Discussion and Analysis", under the caption "Litigation", is incorporated by reference in its entirety into this Item 1.

ITEM 5.  OTHER INFORMATION

                  On October 31, 2000, we notified Premier Purchasing Partners, L.P. that we would not renew our supply purchasing arrangement which expires June 30, 2001. Our supply purchasing arrangement with Premier will continue in effect until at least June 30, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS. The exhibits filed as part of this Report are listed in the Index to Exhibits immediately following the signature page.

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          QUORUM HEALTH GROUP, INC.


Date: November 14, 2000                   By: /s/ TERRY ALLISON RAPPUHN
                                             ----------------------------
                                               Terry Allison Rappuhn
                                            Senior Vice President/
                                            Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.
------------


27              --         Financial Data Schedule