Form 10-K/A
period 2000-06-30
QUORUM HEALTH GROUP INC
filed 2001-01-08
CIK 854694

                                   FORM 10-K/A

(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED JUNE 30, 2000

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                                     OR

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

                          COMMON STOCK, PAR VALUE $.01

                                 TITLE OF CLASS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $893,427,019 as of December 14, 2000. The number of Shares of Common Stock outstanding as of such date was 71,549,033.

         The following sections are included in this amendment to Form 10-K:
Part III, Items 10, 11, 12 and 13.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS


BOARD OF DIRECTORS

                                              DIRECTOR      BUSINESS EXPERIENCE
NAME                              AGE          SINCE        DURING PAST FIVE YEARS
----                              ---         --------      ----------------------
Russell L. Carson(1)(3)            57           1989        Mr. Carson has been Chairman of the Board since July
                                                            1989.  Since 1979 he has been a general partner of
                                                            Welsh, Carson, Anderson & Stowe, an investment firm
                                                            that specializes in the acquisition of companies in the
                                                            information services and health care industries. Mr.
                                                            Carson serves on the Board of Directors of U.S.
                                                            Oncology, Inc., a physician practice management company
                                                            that focuses on cancer services, and several private
                                                            companies.

James E. Dalton, Jr.               58           1990        Mr. Dalton became President, Chief Executive Officer
                                                            and a director of the Company on May 1, 1990. Prior to
                                                            joining the Company, he served as Regional Vice
                                                            President, Southwest Region for HealthTrust, Inc.,
                                                            division Vice President of HCA, and Regional Vice
                                                            President of HCA Management Company.  Mr. Dalton is on
                                                            the board of directors and is past chairman of the
                                                            Nashville Health Care Council and the Federation of
                                                            American Health Systems. He is a trustee of the
                                                            American Hospital Association and Universal Health
                                                            Realty Income Trust.  He also serves on the board of
                                                            directors of AmSouth Bancorporation, the Nashville
                                                            Branch of the Federal Reserve Bank of Atlanta, and U.S.
                                                            Oncology, Inc.  Mr. Dalton is a Fellow of the American
                                                            College of Healthcare Executives.

S. Douglas Smith, Ph.D.            63           1989        Dr. Smith has been a director of Quorum since July,
                                                            1989.  He was Vice Chairman of the Company from 1990
                                                            through 1992 and President of Quorum Health Resources
                                                            from 1989 through 1991.  Dr. Smith earlier held
                                                            management positions with Hospital Corporation of
                                                            America, Duke University Medical Center, Greenville
                                                            Hospital System and Humana, Inc.  He is a principal of
                                                            Evergreen Investments and Management LLC and is
                                                            Chairman of Passport Health Communications, Inc. He
                                                            served as Professor of Health Care Management, Owen
                                                            Graduate School of Management, Vanderbilt University
                                                            from 1995-1999.  He serves on the Boards of ELI
                                                            Consulting, Abilene Christian University, and Quality
                                                            Data Management, Inc.

Sam A. Brooks, Jr.(2)              61           1989        Mr. Brooks has been a director of the Company since
                                                            July 1989. Mr. Brooks is Chairman, President and CEO of
                                                            Renal Care Group, a specialized provider of nephrology
                                                            services, and is President of MedCare Investment Corp.,
                                                            a health care investment company.  He is a director of
                                                            Renal Care Group and PhyCor, Inc., an operator of
                                                            multi-specialty medical clinics.  He was chairman of
                                                            MedSolutions (formerly known as National Imaging
                                                            Affiliates), a provider of radiology services, from
                                                            1992 to 1997.

                                              DIRECTOR      BUSINESS EXPERIENCE
NAME                              AGE          SINCE        DURING PAST FIVE YEARS
----                              ---         --------      ----------------------
Kenneth J. Melkus(2)(3)            54           1992        Mr. Melkus became a director of the Company in March
                                                            1992. Mr. Melkus serves as a Consultant to the venture
                                                            capital firm of Welsh, Carson, Anderson & Stowe which
                                                            specializes in healthcare investments.  He served as
                                                            Chairman of the Board and Chief Executive Officer of
                                                            HealthWise of America, Inc., a managed care company,
                                                            from its founding in August 1993 until it was merged
                                                            into United HealthCare of Minneapolis in April, 1996.
                                                            From 1986 until assuming his position with HealthWise,
                                                            he served as Vice Chairman and President of Surgical
                                                            Care Affiliates, Inc.  Mr. Melkus currently serves on
                                                            the Boards of Directors of OrthoLink, Inc., Cardiology
                                                            Partners of America, Accredo Health, Inc., Emerald
                                                            Health Network, Physicians Healthcare Plans, Inc.,
                                                            United Surgical Partners, and Behavioral Health.

Rocco A. Ortenzio(1)               67           1992        Mr. Ortenzio has been a director of the Company since
                                                            March 1992.  He is Chairman and CEO of Select Medical
                                                            Corporation, which is developing a national network of
                                                            specialized health care facilities and services. He was
                                                            the co-founder, Chairman and Chief Executive Officer of
                                                            Continental Medical Systems, Inc. until its merger with
                                                            Horizon HealthCare Corporation.  He was a Consultant to
                                                            Horizon/CMS Healthcare Corporation, a leading post-
                                                            acute healthcare provider in the United States from
                                                            1995 to 1997.

Thomas S. Murphy, Jr.              41           1993        Mr. Murphy has been a director of the Company since
                                                            December 1993. He is managing director of  Goldman,
                                                            Sachs & Co., where he served as Vice President from
                                                            1990 - 1997, after joining the firm in 1986.  Mr.
                                                            Murphy is also a director of Bridge Information
                                                            Systems, Inc.

Joseph C. Hutts(1)(3)              59           1994        Mr. Hutts has been a director of the Company since
                                                            February 1994.  He served as Chairman of the Board and
                                                            Chief Executive Officer of PhyCor, Inc., which owns and
                                                            operates physician organizations from 1988 to June,
                                                            2000, and continues to serve on its board of directors.
                                                            Mr. Hutts served at HCA from 1977 to 1986 in various
                                                            positions, including Vice President, Operations;
                                                            President, HCA Management Company, Inc., Senior Vice
                                                            President, Western Operations; and President of HCA
                                                            Health Plans, a managed care subsidiary of HCA.  Mr.
                                                            Hutts was Vice Chairman and Chief Operating Officer of
                                                            EQUICOR-Equitable HCA Corporation, an employee benefits
                                                            company, from October 1986 until June 1987. Mr. Hutts
                                                            serves on the Board of Directors of Renal Care Group,
                                                            a provider of dialysis and nephrology services.

C. Edward Floyd, M.D.              66           1995        Dr. Floyd has been a director of the Company since June
                                                            1995. He is Board Certified in general and vascular
                                                            surgery and serves on the medical staffs of Carolinas
                                                            Hospital System and other local hospitals.  He is
                                                            chairman emeritus of the University of South Carolina's
                                                            Board of Trustees; he was its Chairman from 1993 - 1996
                                                            and its Vice-Chairman from 1989 - 1993.  He is founder
                                                            and director of Vascular Laboratory of Florence, Inc.
                                                            In addition to serving on several medical boards, Dr.
                                                            Floyd is clinical professor of surgery at the
                                                            University of South Carolina Medical School as well as
                                                            clinical associate professor of surgery at the Medical
                                                            University of South Carolina.  He served as a member of
                                                            the South Carolina State Commission on Higher
                                                            Education.  He serves on the Board of Directors of
                                                            National Bank of South Carolina, Synovus Financial
                                                            Corporation and the Drs. Bruce and Lee Foundation.  Dr.
                                                            Floyd is a diplomat of the American Board of Surgery
                                                            and a Fellow of the American College of Surgeons.

                                              DIRECTOR      BUSINESS EXPERIENCE
NAME                              AGE          SINCE        DURING PAST FIVE YEARS
----                              ---         --------      ----------------------
Colleen Conway Welch,              56           1997        Dr. Conway Welch became a director of the Company in
Ph.D., R.N.(2)                                              April 1997.  She is Dean and Professor of the Vanderbilt
                                                            University School of Nursing. She has served as a
                                                            member of the National Bipartisan Commission on the
                                                            Future of Medicare, the Lasker Foundation's Funding
                                                            First Board of Directors, and currently serves as a
                                                            member of the Healthcare Leadership Council Board of
                                                            Governors, and is a founding member and former
                                                            president of Friends of the National Institute for
                                                            Nursing Research, National Institute of Health. Other
                                                            board memberships include American Physicians'
                                                            Network and Healthstream. She is a member of the
                                                            Board of Directors of Rehab Group, Inc. which
                                                            provides rehabilitation care and services.

----------------------

(1)      Member of Compensation Committee
(2)      Member of Audit Committee
(3)      Member of Nominating Committee


EXECUTIVE OFFICERS

         The following table contains certain information concerning our executive officers. Each is elected by the Board of Directors to serve until he or she resigns or his or her successor is elected and qualified.

                                            SERVED
NAME                                AGE      SINCE            POSITION
----                                ---     ------            --------
James E. Dalton, Jr.                58         1990       President, Chief Executive Officer and Director

Ashby Q. Burks                      43         1997       Vice President/General Counsel and Secretary

Ashley M. Crabtree                  36         2000       Vice President and Treasurer

J. Dennis Green                     38         1998       Vice President-Internal Audit

Karen Harrison                      44         1999       Vice President-Controller

Margaret C. Mazzone                 47         1998       Vice President-Ethics and Business Conduct

C. Thomas Neill                     56         1992       Senior Vice President-Corporate Services

Terry Allison Rappuhn               44         1996       Senior Vice President and Chief Financial Officer

Roland P. Richardson                53         1990       Senior Vice President-Acquisitions and Development

Michael D. Wiley                    54         1992       Vice President-Corporate Relations


         Mr. Dalton became President, Chief Executive Officer and a director of the Company on May 1, 1990. Prior to joining the Company, he worked in various health care management roles for 25 years. Mr. Dalton is on the board of directors and is past chairman of the Nashville Health Care Council and the Federation of American Hospitals. He is a trustee of the American Hospital Association and Universal Health Realty Income Trust. He also serves on the board of directors of AmSouth Bancorporation and U.S. Oncology, Inc. Mr. Dalton is a Fellow of the American College of Healthcare Executives.

         Mr. Burks joined the Company as Vice President/General Counsel and Secretary in April 1997. Prior to joining the Company, he was an independent health care consultant from January 1996 through March 1997. He served as Vice President and Assistant General Counsel of Columbia/HCA from April 1994 through December 1995. From 1984 through April 1994, he was Senior Counsel for Columbia/HCA and its predecessor, Hospital Corporation of America.

         Ms. Crabtree joined the Company in May, 2000 as Vice President and Treasurer. Prior to that time, she worked for more than 13 years in banking, most recently as Managing Director of Healthcare Finance for Bank of America.

         Mr. Green has been Vice President-Internal Audit since February, 1998. He worked from 1984 to 1998 for Columbia/HCA and its predecessor, Hospital Corporation of America, serving in internal audit positions from 1984 to 1996 and as Assistant Vice President-Management Reporting from 1996 to 1998.

         Ms. Harrison became Vice President and Controller of the Company in July, 1999. She has worked for the Company since its inception in 1989. She served as Corporate Controller from October, 1990 to July, 1996, and as

Assistant Vice President of Accounting from July, 1996 to July, 1999. She is a member of the American Institute of CPAs, Illinois Society of CPAs and Healthcare Financial Management Association.

         Ms. Mazzone became Vice President-Ethics and Business Conduct in January 1998. She is responsible for managing and implementing the Company's Business Ethics Program. From December 1996 to December 1997, Ms. Mazzone was Vice President/Assistant General Counsel for the Company. From July 1993 to November 1996, she served as Senior Associate Counsel to the Company.

         Mr. Neill has been Vice President-Corporate Services since January 1, 1992. He is responsible for the Company's administrative operations, including human resources, information systems, purchasing, government relations, and insurance and risk management programs. Prior to joining the Company, he was affiliated with HealthTrust, Inc., serving in administrative and human resource positions since 1987. Mr. Neill's previous health care employment includes ten years with HCA and General Care Corporation. He is on the board of directors of the Federation of American Hospitals, chairman of FedPac, and a member of the house of delegates of the American Hospital Association.

         Ms. Rappuhn became Senior Vice President and Chief Financial Officer in 1999 after serving as Vice President, Assistant Treasurer and Controller since 1996 and Vice President of Internal Audit from 1993 to 1996. From 1978 to 1993, she served a wide range of healthcare clients for Ernst & Young LLP. Ms. Rappuhn serves on the Board of Directors of Healthcare Financial Management Association and the Board of Governors of Federation of American Hospitals. She is a member of the American Institute of CPAs, the Tennessee Society of CPAs, the Healthcare Financial Management Association and Financial Executives International.

         Mr. Richardson joined the Company at its inception in 1989. He is responsible for all of Quorum's acquisition activities. He worked from 1973 to 1989 for HCA where his positions included serving as vice president of finance and administration for HCA Management Company and district vice president with multi-facility operational responsibility.

         Mr. Wiley joined the Company in 1989 and became Vice President of Corporate Relations in 1992. He is responsible for investor, analyst, media industry and consumer communications. Prior to joining Quorum, he was director of marketing for HCA and was director of marketing with HCA Management Company. Previous positions include serving as vice president of marketing for both South Carolina National Bank (Wachovia) and First National Bank of South Carolina. He is a member of the National Investor Relations Institute.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Such executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of Forms 3, 4 and 5 furnished to us, any amendments thereto, and written representations from executive officers and directors, all Section 16(a) filing requirements applicable to its executive officers and directors were complied with during fiscal year 2000 with the following exceptions: James E. Dalton, Jr. filed a late Form 5 to report the acquisition of a stock option granted in December, 1999; and Thomas S. Murphy filed a late Form 5 to report the acquisition of a stock option granted in July, 1999.


ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth information regarding compensation for services provided to us in all capacities for the fiscal year ended June 30, 2000, and the two previous fiscal years of those persons who were, at June 30, 2000, our Chief Executive Officer and the four other most highly compensated executive officers who were serving as such on the last day of the fiscal year (individually, an "NEO", and collectively, the "NEOs").

                           SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION                               LONG-TERM COMPENSATION
                          ----------------------------------------    -------------------------------------------------

                                                                              AWARDS            PAYOUTS
                                                                      ---------------------    ---------

                                                         OTHER        RESTRICTED               LONG-TERM
                                                         ANNUAL         STOCK      OPTIONS/    INCENTIVE     ALL OTHER
    NAME AND PRINCIPAL             SALARY(1)   BONUS  COMPENSATION     AWARD(S)      SARS       PAYOUTS    COMPENSATION
         POSITION         YEAR        ($)       ($)      (2) ($)         ($)          (#)         ($)         (3) ($)
        ----------        ----     ---------   -----  ------------    ----------   --------    ---------   ------------
James E. Dalton, Jr.      2000     $ 637,275     -0-       --            -0-        170,000       -0-         $7,548
   President and CEO      1999       589,010     -0-       --            -0-        632,666       -0-          7,559
                          1998       587,206     -0-       --            -0-        202,580       -0-          7,560

Roland P. Richardson      2000     $ 341,113     -0-       --            -0-         97,000       -0-         $7,548
   Senior Vice            1999       315,396     -0-       --            -0-        286,111       -0-          7,559
   President -            1998       313,644     -0-       --            -0-        100,000       -0-          7,560
   Acquisitions and
   Development

Terry Allison Rappuhn     2000     $ 289,442     -0-       --            -0-        103,127       -0-         $7,548
   Senior Vice            1999       197,237     -0-       --            -0-        228,666       -0-          6,808
   President and          1998       187,696     -0-       --            -0-         61,523       -0-          6,541
   Chief Financial
   Officer

C. Thomas Neill           2000     $ 277,975     -0-       --            -0-        102,637       -0-         $7,548
   Vice President -       1999       245,851     -0-       --            -0-        194,326       -0-          7,559
   Corporate Services     1998       245,126     -0-       --            -0-         65,400       -0-          7,487

Ashby Q. Burks            2000     $ 231,408     -0-       --            -0-         85,000       -0-         $7,246
   Vice President/        1999       213,957     -0-       --            -0-        152,904       -0-          7,131
   General Counsel        1998       211,672     -0-       --            -0-         65,000       -0-          1,540
   and Secretary


--------------

(1) "Salary" includes each NEO's base salary plus amounts paid by the Company to a cafeteria plan for the benefit of the NEO: Mr. Dalton $7,275; Mr. Richardson $7,050; Ms. Rappuhn $6,942; Mr. Neill $5,171;
         Mr. Burks $7,236.

(2) Perquisites for each NEO are in amounts which do not require disclosure.

(3) The aggregate amounts set forth under "All Other Compensation" are made up of the following: (i) for matching 401(k) plan contributions made by the Company: $4,000 for each of the NEOs;(ii) for contributions to the Company's Non-Qualified Retirement Plan: $3,538 each for Mr. Dalton, Mr. Richardson, Ms. Rappuhn and Mr. Neill; $3,236 for Mr. Burks; and
         (iii) $10 for each NEO for premiums paid by the Company in respect of life insurance policies for the benefit of each NEO.

1997 STOCK OPTION PLAN

         The table below provides information on grants of stock options pursuant to our 1997 Stock Option Plan (the "1997 Plan") during the fiscal year ended June 30, 2000, to the NEOs. The 1997 Plan was approved by our stockholders at their annual meeting on November 10, 1997. No further shares remain available for grant under our former plan, the Restated Stock Option Plan. We grant no stock appreciation rights ("SARs").

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                               POTENTIAL REALIZABLE VALUE
                                                                                                 AT ASSUMED ANNUAL RATES
                                                                                               OF STOCK PRICE APPRECIATION
                                                   INDIVIDUAL GRANTS                                 FOR OPTION TERM
                         ----------------------------------------------------------------     -----------------------------
                             NUMBER          % OF TOTAL
                         OF SECURITIES      OPTIONS/SARS
                           UNDERLYING        GRANTED TO       EXERCISE OR
                          OPTIONS/SARS        EMPLOYEES        BASE PRICE      EXPIRATION
NAME                      GRANTED (#)      IN FISCAL YEAR      ($/SHARE)          DATE           5% ($)          10% ($)
----                     -------------     --------------     -----------      ----------     -----------     -------------
James E. Dalton, Jr.          50,000            2.0261           $ 8.50         12/07/06      $173,017.68     $  403,204.77
                             120,000            4.8627           $ 8.31         12/17/07       405,960.54        946,060.69
                             -------            ------                                        -----------     -------------

               Total         170,000            6.8888                                        $578,978.22     $1,349,265.46
                             =======            ======                                        ===========     =============

Roland P. Richardson          25,000            1.0130           $ 8.50         12/07/06      $ 86,508.84     $  201,602.38
                              72,000            2.9176           $ 8.31         12/17/07       243,576.32        567,636.42
                             -------            ------                                        -----------     -------------

               Total          97,000            3.9306                                        $330,085.16     $  769,238.80
                             =======            ======                                        ===========     =============

Terry Allison Rappuhn         30,000            1.2156           $ 8.50         12/07/06      $103,810.61     $  241,922.86
                               1,127            0.0456           $10.44         01/11/10         7,399.50         18,751.78
                              72,000            2.9176           $ 8.31         02/17/07       243,576.32        567,636.42
                             -------            ------                                        -----------     -------------

               Total         103,127            4.1788                                        $354,786.43     $  828,311.06
                             =======            ======                                        ===========     =============

C. Thomas Neill               25,000            1.0130           $ 8.50         12/07/06      $ 86,508.84     $  201,602.38
                               5,637            0.2284           $10.44         01/11/10        37,010.62         93,792.19
                              72,000            2.9176           $ 8.31         02/17/07       243,576.32        567,636.42
                             -------            ------                                        -----------     -------------

               Total         102,637            4.1590                                        $367,095.78     $  863,030.99
                             =======            ======                                        ===========     =============

Ashby Q. Burks                25,000            1.0130           $ 8.50         12/07/06      $ 86,508.84     $  201,602.38
                              60,000            2.4313           $ 8.31         02/17/07       202,980.27        473,030.35
                             -------            ------                                        -----------     -------------

               Total          85,000            3.4443                                        $289,489.11     $  674,632.73
                             =======            ======                                        ===========     =============

STOCK EXERCISES IN FISCAL YEAR 2000

         The table below provides information on exercises of options during the fiscal year ended June 30, 2000 by the named executive officers reflected in the Summary Compensation Table and the year-end value of unexercised options held by such officers.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                  SHARES
                                 ACQUIRED                           NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                    ON           VALUE             UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS/
                                 EXERCISE      REALIZED               OPTIONS/SARS AT                  SARS AT 2000 FISCAL
                                   (#)            ($)             2000 FISCAL YEAR-END (#)               YEAR END ($)(1)
                                 --------      --------          -------------------------          -------------------------
       NAME                                                      EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
       ----                                                      -------------------------          -------------------------
James E. Dalton, Jr.                -0-            -0-                 623,853/388,815                   $858,644/$584,740

Roland P. Richardson                -0-            -0-                 104,932/203,346                   $272,257/$311,287

Terry Allison Rappuhn             1,308         $1,884                 106,197/220,183                   $114,350/$289,281

C. Thomas Neill                   6,540         $9,418                 146,900/173,525                   $317,195/$269,092

Ashby Q. Burks                      -0-            -0-                  77,931/159,973                   $ 95,113/$251,393



----------------

(1) Options are classified as "in-the-money" if the fair market value of the underlying Common Stock exceeds the exercise price of the option. The value shown represents the difference between the closing market price on June 30, 2000, of $10.19 per share and the respective exercise prices of the options at June 30, 2000. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon the exercise of such options will be based on the market price of the Common Stock at the time of any such exercise and thus are dependent upon future performance of the Common Stock.

EMPLOYMENT CONTRACTS

         Mr. Dalton, our President, Chief Executive Officer and a director, has an agreement with us under which Mr. Dalton receives a base salary and is eligible to receive a bonus. Under the agreement, Mr. Dalton received options to purchase 500,000 shares of Common Stock at an exercise price of $1.00 per share and he has purchased all of such shares. Mr. Dalton executed an Executive Employment Agreement as described below under the heading "Change in Control Agreements."

CHANGE IN CONTROL AGREEMENTS

         We have entered into Severance Agreements with certain of our employees. The Severance Agreements provide certain benefits upon termination of employment following a change in control of the Company (as defined in the Severance Agreements and described below). Pursuant to the Severance Agreements, if a covered employee's employment is terminated within twelve months after the date of a change in control for any reason other than death, disability, retirement or for cause, or if the employee terminates his or her employment for "Good Reason" (as defined in the Severance Agreement), the executive is entitled to severance pay and certain other benefits. The severance payments are based on the executive's annual compensation, multiplied by a factor of two. We also agreed to indemnify the executive for any excise taxes in the event that benefits paid pursuant to a change in control trigger adverse tax consequences to the executive.

         Effective January 1998, Mr. Dalton and each other executive officer executed an Executive Employment Agreement with us. The current Employment Agreements provide for a two-year term of employment (three years in the case of Messrs. Burks, Dalton, Green, Neill and Richardson and Ms. Rappuhn). The Employment Agreements automatically renew for additional terms unless we or the Executive gives a termination notice at least 90 days prior to the renewal date. The executive officer agrees not to compete with us for one year following termination of his or her employment.

         If the executive's employment is terminated without cause, including termination without cause if we fail to renew the Employment Agreement, the executive will receive a payment equal to twice his or her salary (three times in the case of Messrs. Burks, Dalton, Green, Neill and Richardson and Ms. Rappuhn), and all or a portion of the executive's options will vest. Voluntary termination by the executive, termination due to death, disability or retirement, and termination by us for cause result in no additional payments to the executive. "Cause" includes, among other things, violation of civil or criminal law or any of our written rules and policies governing ethical corporate conduct by officers and employees of the Company. Following a change in control of the Company (as defined below), the terms of the Employment Agreements are substantially identical to those of the Severance Agreements as described above.

         Under the Severance Agreements and the Executive Employment Agreements, a change in control occurs when: (a) any person (as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the beneficial owner of 50% or more of the combined voting power of our then outstanding securities; (b) a majority of the individuals comprising our Board of Directors have not served in such capacity for the entire two-year period immediately preceding such date; (c) we combine (by merger, share exchange, consolidation or otherwise) with another corporation and, as a result of such consolidation, less than 50% of the outstanding securities of the surviving or resulting corporation are owned in the aggregate by our former stockholders; or
(d) we sell, lease or otherwise transfer all or substantially all of its properties or assets to another person or entity.

DIRECTOR'S COMPENSATION

         Our non-management directors are paid $3,000 per quarter plus $1,500 per Board meeting actually attended and $750 per other committee meetings actually attended. In addition, our Directors Stock Option Plan provides for automatic annual grants to such directors of stock options to acquire 5,001 shares of our Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Compensation Committee is composed of Russell L. Carson, Joseph C. Hutts, and Rocco A. Ortenzio. None of these persons is an employee of the Company.

COMPENSATION COMMITTEE REPORT

         The following Compensation Committee Report is not deemed to be part of a document filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended (the "Securities Act"), or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not to be deemed incorporated by reference in any documents filed under the Securities Act or Exchange Act without the express consent of the persons named below.

         The Compensation Committee (the "Committee") of the Company's Board of Directors reviews and approves compensation levels for the Company's management personnel, including the Named Executive Officers identified in the Summary Compensation Table appearing elsewhere herein. The Committee is composed entirely of non-employee directors. It is the responsibility of the Committee to assure the Board that the Company's executive compensation programs are reasonable and appropriate, meet their stated purpose and effectively serve the interests of the Company's stockholders and the Company.

COMPENSATION PHILOSOPHY AND POLICIES FOR EXECUTIVE OFFICERS

         The Committee believes that the primary objectives of the Company's executive compensation policy should be:

         - To attract and retain talented executives critical to both the short-term and long-term success of the Company by providing compensation that is competitive with compensation provided to executives of comparable position at similar U.S. healthcare companies, while maintaining compensation levels that are consistent with the Company's financial objectives and operating performance.

         - To reinforce strategic financial and operating performance objectives through the use of appropriate annual incentive programs.

         - To create mutuality of interest between executive officers and stockholders by providing long-term incentives through the use of stock options.

         The Committee believes that the Company's executive compensation policy should be reviewed annually in relation to the Company's financial performance, annual budgeted financial goals and its position in the healthcare industry. The compensation of certain individuals is reviewed annually by the Committee in light of its executive compensation policy for that year.

         The Committee believes that in addition to corporate performance, it is appropriate to consider in setting and reviewing executive compensation the level of experience and responsibilities of each executive as well as the personal contributions a particular individual may make to the success of the Company. Such factors as leadership skills, analytical skills and organizational development are deemed to be important qualitative factors to take into account in considering levels of compensation. No relative weight is assigned to these qualitative factors, which are applied subjectively.

         The Committee and the Board of Directors periodically discuss alternative compensation arrangements, but believe that the current programs permit the broadest range of participation in the success of the Company.

BASE SALARIES

         The base salaries of the Company's NEOs are listed in the Summary Compensation Table. These and all other executive officer salaries are evaluated annually. The Company participates in and reviews the results of several national surveys that report on the compensation levels and methods of compensation in various industries, including the healthcare industry, the hospital industry and other industries of similar revenue size. The Company reviews the Hay Healthcare Management Survey and such other surveys as it deems relevant to determine appropriate levels of compensation for various members of management, selecting which surveys to review for any particular member of management based upon the duties he or she performs for the Company. Generally, management salaries for the 2000 fiscal year were competitive with those reflected in the surveys reviewed. Since the Company believes that its competitors for executive talent are often more numerous than the entities included in its peer group index (See "Stock Performance Graph"), its comparison of compensation according to these surveys is generally more broadly based.

         Based on survey results, past internal pay practices, and such subjective factors as may be deemed relevant, management salaries are proposed by Company management as part of the Company's annual budgeting process. The Committee reviews, suggests revisions if appropriate, and approves the salaries proposed for executive management personnel, including the NEOs, and the entire Board approves the Company's budget.


ANNUAL INCENTIVE PROGRAM

         Annual cash incentive awards are designed to give the Company's executive officers an incentive to cause the Company to meet or exceed the Company's performance goals. The Incentive Program provides for cash bonuses to be paid to executive officers and other management employees if the targeted earnings per share ("EPS") of the Company meets or exceeds the EPS target set by the Board of Directors for the Company. The maximum bonus which any NEO, other than the Chief Executive Officer and Chief Operating Officer, is eligible to earn is an amount equal to 40% of his or her base salary. The NEOs may choose to receive 0%, 50% or 100% of their bonus in nonqualified stock options granted under the Company's 1997 Stock Option Plan pursuant to the Company's Discounted Stock Option Program. Such options have ten-year terms and exercise prices equal to 75% of the fair market value of the Company's Common Stock on either the last day of the fiscal year or their date of grant. The dollar value of the 25% discount equals the dollar value of the amount of the bonus chosen to be paid in options. No bonuses were paid to any NEO for fiscal year 2000.

         The Committee is empowered to authorize discretionary bonuses to executives of the Company based on the superior performance of the executive's business unit and/or the executive's contribution to the overall performance of the Company. No such discretionary bonuses were paid to the NEOs for fiscal 2000.

LONG-TERM INCENTIVES

         The Company's 1997 Stock Option Plan is designed to provide long-term incentives. Incentive stock options and non-qualified stock options are available for grant under the Restated Stock Option Plan. Stock option grants provide an incentive that focuses the executive's attention on managing the Company from the perspective of an owner with an equity stake in the business. These grants also help ensure that operating decisions are based on long-term results that benefit the Company and ultimately the stockholders. The Company's executive officers are periodically granted stock options under the stock option plan on terms similar to those granted to other management employees. In addition, the Company may grant options from time to time in connection with the employment of new management personnel in order to make the Company's recruiting efforts competitive.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

         Mr. Dalton, the Company's chief executive officer, is eligible to participate in the same executive compensation plans available to other executive officers that are described above. The chief executive officer's base salary and incentive compensation are determined in accordance with the same procedures used by the Company to set the compensation of other management personnel. Specifically, base salary is determined based on analysis of compensation surveys, past internal pay practices and relevant subjective factors, while incentive compensation is based on the Company's overall performance as measured by whether the Company attains the targeted EPS established by the Compensation Committee. The Committee may also grant discretionary bonuses to Mr. Dalton in order to reward him for the Company's performance vis-a-vis other companies in the industry or to keep his overall compensation competitive with other executive officers in companies of similar size in the healthcare industry.

         Mr. Dalton's annual base salary for the 2000 fiscal year was $637,275. The Company believes Mr. Dalton's current base salary to be in the range of the average market salaries paid to chief executive officers of comparable businesses based on The Hay Healthcare Management Survey and other survey and proxy data from comparable healthcare companies. Under the annual incentive program described above, the maximum bonus which Mr. Dalton was eligible to earn is an amount equal to 55% of his base salary.

CERTAIN TAX REGULATIONS

         Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for executive compensation in excess of $1 million excluding compensation which is "performance based," as defined in Section 162(m). The Compensation Committee expects to pay all compensation earned by an executive officer, even if such compensation exceeds $1 million, even though such compensation may not be "performance based," under the provisions of Section 162(m). The Company's Annual Incentive Program currently does not satisfy such requirements.

                             STOCK PERFORMANCE GRAPH

         The stock price performance graph depicted below is not deemed to be part of a document filed with the Securities and exchange Commission pursuant to the Securities Act or the Exchange Act and is not to be deemed incorporated by reference in any documents filed under the Securities Act or the Exchange Act, without the express consent of the Company.

         The graph below compares the cumulative total return of the Company's Common Stock with securities of entities comprising the NASDAQ Index and a peer group index. Cumulative return assumes $100 invested in the Company or respective index on June 30, 1995, with dividend reinvestment through June 30, 2000. The peer group includes HCA - The Healthcare Company, Health Management Associates, Inc., Tenet Healthcare Corporation and Universal Health Services.

         The graph presents information since the date of the Company's initial public offering. To date, the Company had not directly tied executive compensation to stock performance. The future impact of stock performance on executive compensation will be determined by the Compensation Committee.

                      COMPARISON OF CUMULATIVE TOTAL RETURN
                     OF COMPANY, PEER GROUP AND BROAD MARKET

                   6/95     6/96     6/97     6/98     6/99     6/00
---------------------------------------------------------------------
QUORUM            100.00   130.25   176.54   196.30    93.06    76.39
HEALTH GROUP,
INC.
---------------------------------------------------------------------
NASDAQ STOCK      100.00   128.39   156.14   205.58   296.03   437.27
MARKET (U.S.)
---------------------------------------------------------------------
PEER GROUP        100.00   129.93   152.13   140.02    96.65   130.16
---------------------------------------------------------------------

* $100 INVESTED ON 6/30/95 IN STOCK OR INDEX-INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING JUNE

         THE FOREGOING REPORT IS SUBMITTED BY ALL THE CURRENT MEMBERS OF THE COMPENSATION COMMITTEE OF THE COMPANY'S BOARD OF DIRECTORS, WHOSE MEMBERS ARE RUSSELL L. CARSON, ROCCO A. ORTENZIO, AND JOSEPH C. HUTTS.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of October 15, 2000, the number and percentage of outstanding shares of the Company's Common Stock owned by all persons known to the Company to be holders of 5% or more of the issued and outstanding shares of Common Stock, by each director and certain executive officers of the Company, and by the officers and directors of the Company as a group.

                                                           NUMBER OF SHARES BENE-          PERCENTAGE OF
NAME                                                         FICIALLY OWNED(1)            TOTAL SHARES(2)
---------------------------------------------------------------------------------------------------------
Welsh, Carson Anderson & Stowe VIII, L.P.(3) .......          19,068,162                      21.05%
320 Park Avenue, Suite 2500
New York, NY 10022
Russell L. Carson(4, 5) ............................          20,959,273                      22.67%
James E. Dalton, Jr.(6) ............................             959,273                          *
Sam A. Brooks, Jr.(7) ..............................             186,006                          *
Ashby Q. Burks(8) ..................................             102,188                          *
C. Edward Floyd, M.D.(9) ...........................              20,576                          *
Joseph C. Hutts(10) ................................              32,502                          *
Kenneth J. Melkus(11) ..............................             111,969                          *
Thomas S. Murphy, Jr.(12) ..........................              12,501                          *
C. Thomas Neill(13) ................................             227,148                          *
Rocco A. Ortenzio(14) ..............................              55,636                          *
Terry Allison Rappuhn(15) ..........................             131,024                          *
Roland P. Richardson(16) ...........................             147,344                          *
S. Douglas Smith(17) ...............................             364,422                          *
Colleen Conway Welch(18) ...........................              26,100                          *
All current directors and officers as a group (a
total of 19 persons) ...............................          23,585,912                      24.81%

---------
   *     Less than one percent.

(1) Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws, where applicable.

(2) The percentages shown are based on 71,498,695 shares of Common Stock outstanding on October 15, 2000, plus, as to each individual and group listed, unless otherwise noted, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, assuming exercise of options held by such holder that are exercisable within 60 days of October 15, 2000 and conversion of 6% Convertible Senior Subordinated Debentures held by Welsh, Carson, Anderson and Stowe VIII, L.P. and certain of its associates that are exercisable at any time.

(3) Includes 12,698,412 shares issuable upon conversion of certain convertible debentures; does not include shares held individually by Mr. Carson.

(4) Mr. Carson, Chairman of the Board of the Company, has voting power over 6,369,750 shares of outstanding common stock owned by Welsh, Carson, Anderson & Stowe VIII, L.P. ("WCAS") and will have voting power over an additional 12,698,412 shares upon conversion of certain convertible debentures owned by WCAS. Because Mr. Carson is deemed to beneficially own such shares under Rule 13d-3, they are included in his totals and in the shares shown as being owned by "All directors and officers as a group."

(5) Includes options to purchase a total of 12,501 shares and certain debentures convertible to 119,613 shares.

(6)      Includes options to purchase a total of 518,644 shares.

(7)      Includes options to purchase a total of 12,501 shares.

(8)      Includes options to purchase a total of 84,181 shares.

(9)      Includes options to purchase a total of 12,501 shares.

(10)     Includes options to purchase 12,501 shares.

(11) Includes options to purchase 11,251 shares, and 60,525 shares owned by Melkus Partner Ltd.

(12)     Includes options to purchase 12,501 shares.

(13)     Includes options to purchase 127,702 shares.

(14) Includes options to purchase a total of 12,501 shares and 10,000 shares owned in the name of an irrevocable trust, beneficial ownership of which Mr. Ortenzio disclaims.

(15)     Includes options to purchase 103,191 shares.

(16)     Includes options to purchase 103,237 shares.

(17) Includes options to purchase 12,501 shares, and 73,322 shares held by a charitable foundation.

(18)     Includes options to purchase 22,500 shares.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         C. Edward Floyd, M.D., a director, is a practicing physician and serves as a member of the advisory board of Carolinas Hospital system, a hospital we have owned since February 1, 1995. During fiscal 2000, the hospital paid Dr. Floyd approximately $16,000 in fees and benefits for his role on its advisory board. Until May 2000, Dr. Floyd also provided various professional services at the vascular laboratory under contract with the hospital. During fiscal 2000, the hospital paid Dr. Floyd approximately $86,000 for these services.

         In fiscal 1996 we agreed to make contributions to the University of South Carolina of $1,000,000 over a five year period. As of the date of this report, the Company has made contributions of $750,000. Dr. Floyd is chairman emeritus of the Board of Trustees of the University.

         In August 1999 we purchased assets related to certain primary care physician practices in Minot, North Dakota from PhyCor, Inc. We paid approximately $1,100,000 for those assets. We also retained PhyCor to manage the physician practices and paid approximately $3.4 million during the fiscal year for management services, office rent and certain operating expenses of the practices. The management agreement had a term of ten years.

         In July 2000 we purchased assets related to certain specialist physician practices, an ambulatory surgery center, a pharmacy and a durable medical equipment business in Minot, North Dakota from PhyCor. We paid approximately $2.3 million for those assets. We cancelled the remainder of the management agreement. We continue to lease office space from PhyCor for approximately $1.5 million per year under a lease which expires June 30, 2009. Joseph C. Hutts, a director, was Chairman and Chief Executive Officer of PhyCor, Inc. until June 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      QUORUM HEALTH GROUP, INC.

Date: January 5, 2001                 By: /s/ Terry Allison Rappuhn
                                         ----------------------------
                                         Terry Allison Rappuhn
                                         Senior Vice President/
                                         Chief Financial Officer