Form 10-Q
period 2000-12-31
QUORUM HEALTH GROUP INC
filed 2001-02-09
CIK 854694

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000

                                       OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

                       Commission file number 33-31717-A

                           QUORUM HEALTH GROUP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    62-1406040
       ------------------------                      -------------------
       (State of incorporation)                       (I.R.S. Employer
                                                     Identification No.)

      103 Continental Place, Brentwood, Tennessee               37027
      -----------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

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

Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                               Outstanding at January 31, 2001
-----                               -------------------------------
Common Stock, $.01 Par Value        71,646,316 Shares

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                     Three Months
                                                   Ended December 31
                                                 ----------------------
                                                   2000         1999
                                                 ---------    ---------
Revenue:
     Net patient service revenue                 $ 421,783    $ 397,398
     Hospital management/professional services      21,532       20,278
     Reimbursable expenses                          15,270       15,178
                                                 ---------    ---------
Net operating revenue                              458,585      432,854

Salaries and benefits                              192,124      180,616
Reimbursable expenses                               15,270       15,178
Supplies                                            66,055       63,388
Fees                                                41,322       38,626
Other operating expenses                            41,817       38,920
Provision for doubtful accounts                     33,667       29,250
Equity in earnings of affiliates                    (3,498)      (2,764)
Depreciation and amortization                       26,003       27,047
Synthetic lease expense                              2,809        2,627
Interest                                            17,332       16,883
Government settlements, investigation
   and litigation related costs and strategic
   alternatives related costs                        1,186        1,836
Non-cash stock compensation                          6,484           --
Minority interest                                      194          542
                                                 ---------    ---------
Income before income taxes                          17,820       20,705
Provision for income taxes                           6,932        8,096
                                                 ---------    ---------
Net income                                       $  10,888    $  12,609
                                                 =========    =========
Earnings per share:
   Basic                                         $    0.15    $    0.18
                                                 =========    =========
   Diluted                                       $    0.14    $    0.17
                                                 =========    =========
Weighted average shares outstanding:
   Basic                                            71,526       70,881
                                                 =========    =========
   Diluted                                          86,496       84,364
                                                 =========    =========



                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)


                                                      Six Months
                                                   Ended December 31
                                                 ----------------------
                                                   2000         1999
                                                 ---------    ---------
Revenue:
     Net patient service revenue                 $ 840,201    $ 794,042
     Hospital management/professional services      41,790       39,832
     Reimbursable expenses                          30,573       30,265
                                                 ---------    ---------
Net operating revenue                              912,564      864,139

Salaries and benefits                              383,377      358,855
Reimbursable expenses                               30,573       30,265
Supplies                                           132,844      125,460
Fees                                                83,644       77,097
Other operating expenses                            83,372       75,224
Provision for doubtful accounts                     66,011       68,860
Equity in earnings of affiliates                    (7,643)      (4,888)
Depreciation and amortization                       52,376       53,246
Synthetic lease expense                              5,788        5,130
Interest                                            33,720       33,613
Government settlements, investigation
   and litigation related costs and strategic
   alternatives related costs                       97,750        2,934
Non-cash stock compensation                         12,285           --
Minority interest                                      (28)         193
                                                 ---------    ---------
Income (loss) before income taxes                  (61,505)      38,150
Provision (benefit) for income taxes               (20,201)      14,917
                                                 ---------    ---------
Net income (loss)                                $ (41,304)   $  23,233
                                                 =========    =========
Earnings (loss) per share:
   Basic                                         $   (0.58)   $    0.32
                                                 =========    =========
   Diluted                                       $   (0.58)   $    0.31
                                                 =========    =========
Weighted average shares outstanding:
   Basic                                            71,453       72,049
                                                 =========    =========
   Diluted                                          71,453       81,116
                                                 =========    =========


                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (In thousands)

                                                       December 31    June 30
                                                          2000          2000
                                                       -----------    ----------
ASSETS

Current assets:
   Cash                                                $    11,473    $   13,944
   Accounts receivable, less allowance for
     doubtful accounts of $79,143 at
     December 31, 2000 and $88,239 at
     June 30, 2000                                         355,790       348,137
   Supplies                                                 43,385        41,072
   Other                                                    81,479        47,984
                                                       -----------    ----------
     Total current assets                                  492,127       451,137

Property, plant and equipment, at cost:
   Land                                                     92,042        88,922
   Buildings and improvements                              486,596       468,963
   Equipment                                               682,190       657,400
   Construction in progress                                 56,058        29,888
                                                       -----------    ----------
                                                         1,316,886     1,245,173
   Less accumulated depreciation                           439,355       392,256
                                                       -----------    ----------
                                                           877,531       852,917

Cost in excess of net assets acquired, net                 220,492       222,191
Investments in unconsolidated entities                     245,860       249,885
Other                                                       82,587        80,308
                                                       -----------    ----------
     Total assets                                      $ 1,918,597    $1,856,438
                                                       ===========    ==========

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (In thousands, except per share amount)

                                                       December 31    June 30
                                                          2000          2000
                                                       -----------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses               $    94,965    $   97,493
   Accrued salaries and benefits                            82,311        72,495
   Accrued government settlements                           77,500            --
   Other current liabilities                                36,520        26,407
   Current maturities of long-term debt                        622           817
                                                       -----------    ----------
       Total current liabilities                           291,918       197,212

Long-term debt, less current maturities                    847,621       851,045
Deferred income taxes                                       29,577        31,010
Professional liability risks and other
   liabilities and deferrals                                46,080        44,940
Minority interests in consolidated entities                 62,105        64,142

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value;
       300,000 shares authorized; issued and
       outstanding 71,578 and 71,281 at December 31,
       2000 and June 30, 2000, respectively                    716           713
   Accumulated other comprehensive loss                       (498)           --
   Additional paid-in capital                              256,672       241,667
   Retained earnings                                       384,406       425,709
                                                       -----------    ----------
                                                           641,296       668,089
                                                       -----------    ----------
       Total liabilities and stockholders' equity      $ 1,918,597    $1,856,438
                                                       ===========    ==========




                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                       Six Months
                                                    Ended December 31
                                                 ----------------------
                                                    2000         1999
                                                 ---------    ---------
Net cash provided by operating activities        $  83,255    $  73,913

Investing activities:
   Purchase of property, plant and equipment       (42,650)     (54,910)
   Hospital construction                           (28,774)      (2,418)
   Purchase of acquired companies, net of
      working capital settlements                   (9,038)     (20,448)
   Other                                               558          553
                                                 ---------    ---------
Net cash used in investing activities              (79,904)     (77,223)

Financing activities:
   Borrowings under bank debt                      184,600      186,700
   Repayments of bank debt                        (187,700)    (316,200)
   Borrowing under convertible subordinated
      debentures                                        --      150,000
   Proceeds from issuance of common stock, net       2,456          397
   Repurchase of common stock                           --      (17,646)
   Change in outstanding checks and overnight
      investment                                    (2,594)      (8,352)
   Other                                            (2,584)      (2,005)
                                                 ---------    ---------
Net cash used in financing activities               (5,822)      (7,106)
                                                 ---------    ---------
Decrease in cash                                    (2,471)     (10,416)
Cash at beginning of period                         13,944       22,258
                                                 ---------    ---------
Cash at end of period                            $  11,473    $  11,842
                                                 =========    =========
Supplemental cash flow information:
   Interest paid                                 $ (33,361)   $ (32,739)
                                                 =========    =========
   Income taxes paid                             $  (2,944)   $ (18,427)
                                                 =========    =========






                             See accompanying notes.

                   QUORUM HEALTH GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Quorum Health Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires the Company to recognize all derivatives on the balance sheet at fair value. The Company's interest rate swaps are cash flow hedges which hedge the variability in expected cash flows from a portion of its floating rate liabilities. The Company believes that its hedges are highly effective with changes in effectiveness expected to be reported in other comprehensive income. Changes in any ineffectiveness will be reported through earnings. The adoption of this new FASB standard on July 1, 2000, resulted in a cumulative effect of an accounting change, net of tax, of approximately $5.7 million being recognized as other comprehensive income for the increase in fair value of the interest rate swaps. During the six months ended December 31, 2000, the decrease in fair value of interest rate swaps, net of tax, of approximately $6.2 million was recognized through other comprehensive income (See Note 10). At December 31, 2000, the fair value of the interest rate swaps was a liability of $0.8 million.

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

During the three months ended December 31, 2000, the Company recorded $6.5 million in non-cash stock option compensation expense associated with the stock options repriced in March 1999. This change was based on the $2.75 increase in the Company's stock price since September 1, 2000. During the six months ended December 31, 2000, the Company recorded $12.3 million in non-cash stock option compensation expense associated with the stock options repriced in March 1999. This charge was based on the $5.44 increase in the Company's stock price since July 1, 2000. The number of options subject to variable award accounting is comprised of 1.7 million vested options and a percentage of approximately 1.4 million unvested options based on their vesting schedule. The number of options affected will decrease for options exercised or canceled and will increase as unvested options become vested.

3.  PROPOSED SALE OF THE COMPANY

On October 18, 2000, the Company signed a definitive agreement for Triad Hospitals Inc.("Triad") to acquire the Company through a combination of cash, stock and the assumption of debt. Under the terms of the merger agreement, the Company's shareholders will receive $3.50 in cash and 0.4107 shares of Triad common stock for each share of the Company's common stock held, plus cash in lieu of fractional shares of Triad common stock. The transaction is expected to be tax-free to the Company's shareholders with respect to the stock portion of the consideration.

The Boards of Directors of both companies have unanimously approved the proposed transaction, which is subject to customary conditions, including approval of Triad's shareholders and the Company's shareholders and antitrust clearance. The transaction is also conditioned upon receipt by Triad and HCA-The Healthcare Company of acceptable private letter rulings from the Internal Revenue Service
(IRS) that the merger and related transactions will not cause the spin-off of Triad or LifePoint from HCA or the restructuring transactions that preceded the spin-off to fail to qualify for the tax treatment specified in IRS private letter rulings previously issued to HCA and is conditioned upon the receipt of necessary financing. Merrill Lynch & Co. and Bank of America and certain of its affiliates have committed, subject to customary conditions, to underwrite the entire $1.7 billion of debt needed to fund the cash portion of the purchase price and the refinancing of certain existing debt of both companies. The transaction is expected to be completed in the first half of calendar 2001.

4.  ACQUISITIONS AND TERMINATION/TRANSFER OF LEASES

Pending Lease Termination. In November 2000, the Company notified the landlord of Carolinas Hospital System-Kingstree that the Company would discontinue certain services as permitted by the lease. In response to this notice, the landlord has notified the Company that it intends to cancel the lease effective February 28, 2001. The Company is currently discussing with the landlord the lease termination date and the purchase of certain assets by the landlord.

Acquisitions. Effective July 1, 2000, the Company acquired Wells Community Hospital in Bluffton, Indiana. Effective December 1, 1999, the Company acquired Caylor-Nickel Medical Center in Bluffton, Indiana.

Lease Transfer. Effective March 1, 2000, the Company transferred its operating lease of Clinton County Hospital in Frankfort, Indiana to an Indianapolis, Indiana healthcare system.

The consideration for hospital and affiliated business acquisitions totaled $9.0 million for the six months ended December 31, 2000. These acquisitions were accounted for using the purchase method of accounting. The operating results of the acquisitions and lease transfer have been included in the accompanying Condensed Consolidated Statements of Operations for periods subsequent to acquisition and for periods prior to lease transfer. The pro forma effect of the acquisitions and lease transfer on the Company's results of operations for the periods prior to acquisition and for periods after the lease transfer were not significant.

5. GOVERNMENT SETTLEMENTS, INVESTIGATION AND LITIGATION RELATED COSTS AND STRATEGIC ALTERNATIVES RELATED COSTS

During the six months ended December 31, 2000, the Company recorded $99.5 million in government settlements in its Condensed Consolidated Statement of Operations for tentative and final agreements reached with the Civil Division, U.S. Department of Justice to settle two qui tam lawsuits. On October 26, 2000 the Company completed settlement of the first qui tam lawsuit which primarily involved allegedly improper allocation of costs at Flowers Hospital, Dothan, Alabama, to its home health agency. The Company paid to the government on October 26, 2000 approximately $18 million in connection with this settlement. The Company has accrued a current liability related to the governmental settlement for the tentative agreement to settle the second qui tam lawsuit, involving Medicare cost reports. Under the terms of the tentative agreement, the settlement amount to be paid to the government is $77.5 million, with interest accruing at 7.25 percent from October 2, 2000 until final resolution of a settlement agreement and a corporate integrity agreement. The tentative agreement is conditioned on negotiation and completion of a mutually satisfactory settlement agreement and corporate integrity agreement. This settlement was accrued based on available information and is subject to further refinement (See Note 9).

The Company incurred investigation and litigation related costs related primarily to the qui tam and shareholder actions against the Company of $0.5 million and $1.8 million during the three months ended December 31, 2000 and 1999, respectively, and $1.2 million and $2.9 million during the six months ended December 31, 2000 and 1999 (See Note 9).

The Company incurred costs associated with exploring various strategic alternatives and the proposed sale of the Company to Triad of $0.7 million during the three months ended December 31, 2000 and $1.1 million during the six months ended December 31, 2000 (See Note 3).

6.  INCOME TAXES

The provision for income taxes for the three months and six months ended December 31, 2000 and 1999 is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes due to permanent differences and the provision for state income taxes.

7.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding, and the effect of dilutive securities consisting of convertible subordinated debentures and stock options. Outstanding options to purchase 0.2 million and 5.6 million shares of common stock for the three months ended December 31, 2000 and 1999, respectively, and
4.9 million shares of common stock for the six months ended December 31, 1999 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock. The convertible debentures and outstanding options to purchase 6.9 million shares of common stock for the six months ended December 31, 2000 were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share amounts):

                                                  Three Months          Six Months
                                                      Ended                Ended
                                                   December 31          December 31
                                                -----------------   -------------------
                                                 2000      1999       2000       1999
                                                -------   -------   --------    -------
Numerator:
   Net income (loss)                            $10,888   $12,609   $(41,304)   $23,233
   Interest expense on convertible
        subordinated debentures, net of taxes     1,375     1,370         --      1,827
                                                -------   -------   --------    -------
   Numerator for dilutive earnings (loss)
        per share                               $12,263   $13,979   $(41,304)   $25,060
                                                =======   =======   ========    =======
Denominator:
   Shares used for basic earnings (loss)
          per share                              71,526    70,881     71,453     72,049
   Effect of dilutive securities:
          Convertible subordinated debentures    13,333    13,333         --      8,889
          Stock options                           1,637       150         --        178
                                                -------   -------   --------    -------
   Shares used for dilutive earnings
          (loss) per share                       86,496    84,364     71,453     81,116
                                                =======   =======   ========    =======
Basic earnings (loss) per share                 $  0.15   $  0.18   $  (0.58)   $  0.32
                                                =======   =======   ========    =======
Diluted earnings (loss) per share               $  0.14   $  0.17   $  (0.58)   $  0.31
                                                =======   =======   ========    =======

8.  COMMITMENTS

The Company is constructing a replacement hospital in Vicksburg, Mississippi and a new acute-care hospital in Ft. Wayne, Indiana. The Vicksburg hospital has an estimated total project cost of approximately $108 million with an expected completion date of February 2002. The Ft. Wayne hospital has an estimated total project cost of approximately $44 million with an expected completion date of April 2001. In connection with the construction, the Company has contracts outstanding for approximately $90 million, of which approximately $43 million has been incurred to date.

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

Professional Liability Judgment. On February 29, 2000, an amended final trial judgment was entered against the Company's subsidiary, Quorum Health Resources, LLC ("QHR"), in the amount of approximately $57 million in the case of David X. and Veronica Rodriguez, Individually and as Next Friends of Cristina Rodriguez, a minor v Quorum Health Resources, LLC, in the 365th District Court, Maverick County, Texas. The lawsuit arose out of the treatment provided beginning July 2, 1994 at Fort Duncan Medical Center, an acute care hospital formerly managed by QHR. While the Company's appeal of the judgment was pending, the litigation was settled. The Company's primary insurer is funding this settlement.

False Claims Act Litigation. At a meeting in September 1998, the Company learned from the government that it would likely join in a lawsuit filed against the Company under the False Claims Act. The suit was filed in January 1993 by a former employee of a hospital managed by a Company subsidiary. These lawsuits, commonly known as qui tam actions, are filed "under seal." That means that the claims are kept secret until the government decides whether to join the case. The person who files the lawsuit is called a "relator". The government joined the case against the Company in October 1998. The relator's lawsuit named the Company and its subsidiary, Quorum Health Resources, HCA and all hospitals that the Company or HCA owned, operated or managed from 1984 through 1997, as defendants. The unsealed complaint, prepared by the relator, alleged that the Company knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

On February 24, 1999, the government filed its own complaint in the case. The new complaint alleges that the Company, on behalf of hospitals it managed between 1985 and 1995 and hospitals it owned from 1990 to the date of the complaint, violated the False Claims Act by knowingly submitting or causing to be submitted false Medicare cost reports, resulting in the submission of false claims to the federal health care programs.

The government asserts that the alleged false claims in the cost reports are, in part, reflected in "reserve analyses" created by the Company. The complaint also alleges that these cost report filings were prepared as the result of Company policy.

This qui tam action seeks three times the amount of damages caused to the United States by the Company's submission of any alleged false claims to the government, civil penalties of not less than $5,000 nor more than $10,000 for each false claim, and the relator's attorneys' fees and costs.

On October 2, 2000, the Company announced that it had reached an understanding with the Civil Division, U.S. Department of Justice to recommend an agreement to settle the Medicare cost report qui tam lawsuit. Under the terms of the tentative agreement, the settlement amount to be paid to the government is $77.5 million, with interest accruing at 7.25% from October 2, 2000 until final resolution of a settlement agreement and a corporate integrity agreement. The tentative agreement is conditioned on negotiation and completion of a mutually satisfactory settlement agreement and corporate integrity agreement. The
Company may require a waiver under the Company's credit facilities to pay the settlement amount in a lump sum.

Other Qui Tam Actions and Related Investigations. In May 1998, the Company was informed that it was a defendant in another qui tam action involving home health services provided by two of the Company's owned hospitals and alleging that the Company had violated Medicare laws. This action was filed under seal in June 1996 by a former employee, whom the Company fired in April 1996. The United States Attorney's Office allowed the Company an opportunity to review the results of the government's investigations and discuss the allegations made in the action prior to the government making a decision to intervene as a plaintiff. The Company cooperated with the United States Attorney's Office and provided additional information and made employees available for interviews.

On October 26, 2000, the Company completed settlement of a qui tam lawsuit which primarily involved allegedly improper allocation of costs at Flowers Hospital, Dothan, Alabama, to its home health agency (CV-96-P1638-S, N.D. Alabama). The Company paid to the government on October 26, 2000 approximately $18 million in connection with this settlement which was accrued in the three months ended September 30, 2000. In addition to the settlement agreement, the Company entered into a five year corporate integrity agreement covering Flowers Hospital with the Department of Health and Human Services Office of the Inspector General. The corporate integrity agreement imposes certain oversight and reporting obligations that may be costly and may have a material adverse effect on Flowers Hospital's operations. The government always reserves the right to investigate and pursue other allegations made by a relator under a complaint. However, under the settlement agreement, the relator is prohibited from pursuing these additional allegations.

As a result of its ongoing discussions with the government, the Company has learned that there are two additional unrelated qui tam complaints against the Company alleging violations of the False Claims Act at one owned and two managed hospitals. Both matters remain under seal. The government has stated that it intends to investigate certain of these allegations. At this time, the Company cannot take a position on how it will respond to these matters.

The Company from time to time may be the subject of additional investigations or a party to additional litigation which alleges violations of law. The Company may not know about such investigations, or about qui tam actions filed against it.

Stockholder Class Actions. In October and November 1998, some of the Company's stockholders filed lawsuits against the Company in the U.S. District Court for the Middle District of Tennessee. In January 1999, the court consolidated these cases into a single lawsuit (M.D. Tenn. No. 3-98-1004). The plaintiffs filed an amended complaint in March 1999. The plaintiffs seek to represent a class of plaintiffs who purchased the Company's common stock from October 25, 1995 through October 21, 1998, except for insiders of the Company and their immediate families. The consolidated complaint names the Company, several of its officers and one of its outside directors, as defendants.

The complaint alleges that defendants violated the Securities Exchange Act of 1934. The plaintiffs claim that the Company materially inflated its net revenues during the class period by including in those net revenues amounts received from the settlement of cost reports that had allegedly been filed in violation of applicable Medicare regulations years earlier and that, because of this practice, this statement, which first appeared in the Company's Form 10-K filed in September 1996, was false: "The Company believes that its owned hospitals are in substantial compliance with current federal, state, local, and independent review body regulations and standards." In May 1999, the Company filed a motion to dismiss the complaint. On November 13, 2000, the judge denied the Company's motion to dismiss the complaint against the Company and James E. Dalton, Jr., the Company's President/CEO. The judge granted the Company's motion to dismiss as to all other defendants. The judge has agreed to hear an oral argument on Mr. Dalton's motion to reconsider the judge's denial of Mr. Dalton's motion to dismiss. The Company intends to vigorously defend the claims and allegations in this action.

On October 20, 2000, a class action lawsuit was filed against Triad and members of the Company's board of directors in the Circuit Court of Davidson County, Tennessee, on behalf of all of the Company's public stockholders. The complaint alleges that the Company's directors breached their fiduciary duties of loyalty and due care by failing to implement reasonable procedures designed to maximize stockholder value and to obtain the highest price reasonably available for the Company's stockholders. The complaint alleges that Triad aided and abetted the Company's directors' breach of their fiduciary duties. The complaint seeks an injunction preventing consummation of the merger, or the Company's acquisition by or business combination with any third party, until the Company adopts and implements a procedure or process, such as an auction, to obtain the highest possible price for the Company's business. Alternatively, the complaint seeks compensatory damages in the event the merger of the Company with Triad is consummated. The complaint also seeks an award of costs and attorneys' fees. Triad and the Company believe the claims are without merit and will vigorously defend the action.

The Company cannot at this time predict the final effect or outcome of any of the ongoing investigations, settlement negotiations or the class or qui tam actions. If the Company is found to have violated federal or state laws relating to Medicare, Medicaid or other government programs, then it may be required to pay substantial fines and civil and criminal penalties and also may be excluded from participating in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are or in the future may be substantial. The Company could be subject to substantial costs resulting from defending, or from an adverse outcome in any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, the Company may choose to negotiate a settlement. Amounts the Company pays to settle any of these matters may be material. Agreements the Company enters into as a part of any settlement could also materially adversely affect it. Any current or future investigations or actions could have a material adverse effect on the Company's results of operations or financial position.

10.  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related taxes (in thousands):

                                                        Three Months   Six Months
                                                           Ended          Ended
                                                        December 31,   December 31,
                                                           2000            2000
                                                         --------        --------
Net income (loss)                                        $ 10,888        $(41,304)
Cumulative effect of change in accounting
     principle - fair value of interest rate swaps             --           5,661
Net change in fair value of interest rate swaps            (3,511)         (6,159)
                                                         --------        --------
Other comprehensive loss                                   (3,511)           (498)
                                                         --------        --------
Comprehensive income (loss)                              $  7,377        $(41,802)
                                                         ========        ========

Accumulated other comprehensive loss, net of related taxes, at December 31, 2000 is comprised of approximately $0.5 million relating to the fair value of interest rate swaps.

11.  SEGMENT INFORMATION

The Company's segments consist of (1) healthcare systems owned and operated by the Company and (2) management of hospitals and healthcare systems for other owners. The Company evaluates performance based on operating earnings of the respective business units. All segment revenues are from external customers.

The Company's net revenues, EBITDA, assets, depreciation and amortization and capital expenditures are summarized in the following table (EBITDA is defined as earnings before interest, synthetic lease expense, depreciation and amortization, income taxes, minority interest, government settlements, investigation and litigation related costs, strategic alternatives-related costs and non-cash stock compensation expense)(in thousands):

                                 Three Months Ended December 31, 2000
                                -------------------------------------
                                  Owned      Management
                                Hospitals     Services       Total
                                ----------    --------     ----------
Net revenues                    $  422,101     $36,484     $  458,585
EBITDA                          $   63,374     $ 8,454     $   71,828
Depreciation & amortization     $   25,586     $   417     $   26,003
Capital expenditures            $   32,397     $    49     $   32,446


                                Three Months Ended December 31, 1999
                                -------------------------------------
                                  Owned      Management
                                Hospitals     Services       Total
                                ----------    --------     ----------
Net revenues                    $  397,398     $35,456     $  432,854
EBITDA                          $   62,363     $ 7,277     $   69,640
Depreciation & amortization     $   26,594     $   453     $   27,047
Capital expenditures            $   34,790     $   512     $   35,302



                                 Six Months Ended December 31, 2000
                                -------------------------------------
                                  Owned      Management
                                Hospitals     Services       Total
                                ----------    --------     ----------
Net revenues                    $  840,367     $72,197     $  912,564
EBITDA                          $  124,595     $15,791     $  140,386
Assets                          $1,871,806     $46,791     $1,918,597
Depreciation & amortization     $   51,551     $   825     $   52,376
Capital expenditures            $   71,298     $   126     $   71,424

                                  Six Months Ended December 31, 1999
                                -------------------------------------
                                  Owned      Management
                                Hospitals     Services       Total
                                ----------    --------     ----------
Net revenues                    $  794,042     $70,097     $  864,139
EBITDA                          $  118,466     $14,800     $  133,266
Assets                          $1,814,604     $45,000     $1,859,604
Depreciation & amortization     $   52,331     $   915     $   53,246
Capital expenditures            $   56,736     $   592     $   57,328

EBITDA for owned hospitals include equity in earnings of affiliates of $3.5 million and $2.8 million for the three months ended December 31, 2000 and 1999, respectively. EBITDA for owned hospitals include equity in earnings of affiliates of $7.6 million and $4.9 million for the six months ended December 31, 2000 and 1999, respectively. Assets of owned hospitals include investments in unconsolidated subsidiaries of $245.9 million and $243.7 million at December 31, 2000 and 1999, respectively.

A reconciliation of EBITDA to income (loss) before income taxes follows (in thousands):

                                                Three Months              Six Months
                                                    Ended                    Ended
                                                 December 31              December 31
                                             --------------------    ----------------------
                                               2000        1999         2000         1999
                                             --------    --------    ---------    ---------
Total EBITDA for reportable segments         $ 71,828    $ 69,640    $ 140,386    $ 133,266
Depreciation and amortization                 (26,003)    (27,047)     (52,376)     (53,246)
Synthetic lease expense                        (2,809)     (2,627)      (5,788)      (5,130)
Interest expense                              (17,332)    (16,883)     (33,720)     (33,613)
Government settlements, investigation
      and litigation related costs and
      strategic alternatives related costs     (1,186)     (1,836)     (97,750)      (2,934)
Non-cash stock compensation                    (6,484)         --      (12,285)          --
Minority interest                                (194)       (542)          28         (193)
                                             --------    --------    ---------    ---------
Income (loss) before income taxes            $ 17,820    $ 20,705    $ (61,505)   $  38,150
                                             ========    ========    =========    =========

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

FORWARD-LOOKING INFORMATION

         This discussion includes "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and often can be identified by the use of certain words, such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." We have based these forward-looking statements on our current plans and expectations and our projections about future events. However, risks, uncertainties and assumptions that would cause or contribute to material differences in our future financial condition and results of operations include:

         - potential adverse impact in the event that the proposed merger with Triad is not consummated;

         - potential adverse impact on our operations arising from the proposed merger with Triad, including provisions in the Triad merger agreement that limit our ability to take certain actions pending the merger;

         - possible changes in the Medicare and Medicaid programs that may limit payments to our owned hospitals;

         - the efforts of insurers, managed care companies, patients and other payors to reduce their payments to our owned hospitals;

         - potential adverse impact of known and unknown litigation and government investigations;

         - difficulties in containing salaries, supplies and other costs in relation to changes in payments from our payors;

         - difficulties in improving financial results of our physician clinics;

         - difficulties in billing and collecting accounts receivable and the related impact on cash flow and bad debt expense;

         -        geographic concentration of our operations;

         - claims and legal actions relating to professional liabilities and other matters;

         -        disruptions from information system conversions;

         - our substantial indebtedness and difficulty raising capital in the future;

         - the possible enactment of federal, state or local health care reforms;

         - changes in federal, state or local regulations affecting the health care industry;

         -        future divestitures which may result in additional charges;

         -        the highly competitive nature of the health care business;

         - difficulties in attracting and retaining physicians and other qualified healthcare professionals, including those resulting wholly or in part from the pending merger with Triad;

         -        fluctuations in interest rates;

         -        fluctuations in the market value of our common stock;

         -        changes in accounting pronouncements; and

         -        changes in general economic conditions.

PROPOSED SALE OF THE COMPANY

         On October 18, 2000, we signed a definitive agreement for Triad to acquire us through a combination of cash, stock and the assumption of debt. Under the terms of the merger agreement, our shareholders will receive $3.50 in cash and 0.4107 shares of Triad common stock for each share of our common stock held, plus cash in lieu of fractional shares of Triad stock. The transaction is expected to be tax-free to our shareholders with respect to the stock portion of the consideration.

         The Boards of Directors of both companies have unanimously approved the proposed transaction, which is subject to customary conditions, including approval of Triad's shareholders and our shareholders and antitrust clearance. The transaction is also conditioned upon receipt by Triad and HCA of private letter rulings from the IRS that the merger related transactions will not cause the spin-off of Triad or LifePoint from HCA or the restructuring transactions that preceded the spin-off to fail to qualify for the tax treatment specified in IRS private letter rulings previously issued to HCA and is conditioned upon the receipt of necessary financing. Merrill Lynch & Co. and Bank of America and certain of its affiliates have committed, subject to customary conditions, to underwrite the entire $1.7 billion of debt needed to fund the cash portion of the purchase price and the refinancing of certain existing debt of both companies. The transaction is expected to be completed in the first half of calendar 2001.

OVERVIEW

         We are a leading provider of health care services through our owned acute care hospitals and regional health care systems located throughout the

United States. We are also the largest provider of management services to acute care hospitals in the United States, primarily through our subsidiary, Quorum Health Resources, LLC.

         For the six months ended December 31, 2000, our owned hospitals accounted for 92% of our net operating revenue. Our Dothan, Alabama and Ft. Wayne, Indiana service areas accounted for approximately 35% of owned hospital revenue and 52% of owned hospital EBITDA. EBITDA means our earnings before interest, synthetic lease expense, depreciation and amortization, income taxes, minority interest, government settlements, investigation and litigation related costs, strategic alternatives-related costs and non-cash stock compensation expense.

         For the six months ended December 31, 2000, our net income before government settlements, investigation and litigation related costs, strategic alternatives-related costs and non-cash stock compensation was 19% higher than for the six months ended December 31, 1999. This increase was primarily due to higher earnings from our same store hospitals and higher earnings from our Las Vegas joint venture. Operating results of same store hospitals include all of our owned hospitals except (1) those we sold, (2) the Las Vegas and Macon joint ventures, and (3) acquired hospitals until we owned them for 12 months. Our increased same store earnings was primarily due to price increases and increases in patient volumes.

         Our objective is to continue to improve our operating and financial consistency and stability. We focus on the following operating tactics:

         -        Grow existing markets;

         -        Enhance managed care contracting;

         -        Focus on cost control;

         -        Improve management of accounts receivable and bad debts; and

         -        Reduce losses from physician clinics.

         Our proposed merger with Triad may make it harder to achieve our objectives before the merger. The merger agreement limits our ability to take certain actions or enter into certain commitments pending the merger without Triad's consent. Also, during this period, it is more difficult to make long-term decisions and commitments. Because of the inherent uncertainties created by the proposed merger, employee and physician recruiting and retention become more difficult. In addition, Triad has announced its intention to sell several of our hospitals and the management services business. This may create additional challenges to maintaining and improving operations before the merger.

IMPACT OF ACQUISITIONS AND TERMINATION/TRANSFER OF LEASES

         Pending Lease Termination. In November 2000, we notified the landlord of Carolinas Hospital System-Kingstree that we would discontinue certain services as permitted by the lease. In response to this notice, the landlord has notified us that it intends to cancel the lease effective February 28, 2001. We are currently discussing with the landlord the lease termination date and the purchase of certain assets by the landlord.

         Acquisitions. Effective July 1, 2000, we acquired Wells Community Hospital in Bluffton, Indiana. Effective December 1, 1999, we acquired Caylor-Nickel Medical Center in Bluffton, Indiana.

         Lease Transfer. Effective March 1, 2000, we transferred our operating lease of Clinton County Hospital in Frankfort, Indiana to an Indianapolis, Indiana health care system.

         Because of the financial impact of acquisitions and sales, it is difficult to make meaningful comparisons between our financial statements for the periods presented. Due to the number of owned hospitals, each hospital we acquire or sell can affect our overall operating margins or results of operations.

SELECTED OPERATING STATISTICS - OWNED HOSPITALS

         The following table contains operating statistics for our owned hospitals for each of the periods presented.

                                                 Three Months           Six Months
                                                    Ended                  Ended
                                                 December 31            December 31
                                            --------------------    --------------------
                                              2000        1999        2000        1999
                                            --------    --------    --------    --------
Number of hospitals at end of period              21          22          21          22
Licensed beds at end of period                 4,518       4,647       4,518       4,647
Weighted average licensed beds                 4,518       4,584       4,524       4,581
Number of available beds at end of period      3,801       3,943       3,801       3,943
Admissions                                    35,447      35,503      71,406      70,208
Adjusted admissions                           61,636      60,401     124,206     120,361
Average length of stay (days)                    5.4         5.6         5.4         5.5
Patient days                                 192,942     197,558     388,440     387,898
Adjusted patient days                        335,490     336,135     675,665     664,992
Occupancy rate (licensed beds)                  46.4%       46.8%       46.7%       46.0%
Occupancy rate (available beds)                 55.2%       55.3%       55.3%       53.8%
Gross inpatient revenue (in thousands)      $470,045    $441,550    $941,568    $871,777
Gross outpatient revenue (in thousands)     $347,279    $309,661    $696,225    $622,752

RESULTS OF OPERATIONS

         The following table reflects the percentage of net operating revenue represented by various categories in our Condensed Consolidated Statements of Operations.

                                               Three Months           Six Months
                                                   Ended                 Ended
                                                December 31           December 31
                                              ----------------      ----------------
                                               2000       1999       2000       1999
                                              -----      -----      -----      -----
Net operating revenue                         100.0%     100.0%     100.0%     100.0%
Salaries and benefits                          41.9       41.7       42.0       41.6
Reimbursable expenses                           3.3        3.5        3.4        3.5
Supplies                                       14.4       14.6       14.6       14.5
Fees                                            9.0        8.9        9.1        8.9
Other operating expenses                        9.2        9.0        9.1        8.7
Provision for doubtful accounts                 7.3        6.8        7.2        8.0
Equity in earnings of affiliates               (0.8)      (0.6)      (0.8)      (0.6)
Depreciation and amortization                   5.7        6.3        5.7        6.2
Synthetic lease expense                         0.6        0.6        0.7        0.6
Interest expense                                3.8        3.9        3.7        3.9
Government settlements, investigation and
    litigation related costs and strategic
    alternatives related costs                  0.3        0.4       10.7        0.3
Non-cash stock compensation                     1.4         --        1.3         --
Minority interest                               0.0        0.1        0.0        0.0
                                              -----      -----      -----      -----
Income (loss) before income taxes               3.9        4.8       (6.7)       4.4
Provision (benefit) for income taxes            1.5        1.9       (2.2)       1.7
                                              -----      -----      -----      -----
Net income (loss)                               2.4%       2.9%      (4.5)%      2.7%
                                              =====      =====      =====      =====


Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999.

         Net Operating Revenue. Net operating revenue was $458.6 million for the three months ended December 31, 2000, compared to $432.9 million for the three months ended December 31, 1999. This represents an increase of $25.7 million or 5.9%. We attribute this increase primarily to a 5.9% increase in same store hospital net operating revenue. In addition, the increase in net operating revenue was due to the hospitals we purchased during fiscal 2001 and fiscal 2000, which was partially offset by the reduction from the transfer of our operating lease of Clinton County Hospital in fiscal 2000.

         We attribute the 5.9% same store net operating revenue increase principally to price increases and increases in outpatient volumes. Our same store net operating revenue would have increased more, except for (1) a 1.0% decrease in same store admissions primarily due to lower respiratory admissions (flu, pneumonia, bronchitis, etc.), (2) higher patient volumes from discounted payors and (3) lower Medicare payments as a result of the Balanced Budget Act of 1997 ("BBA 97").

         Salaries and Benefits, Reimbursable Expenses, Supplies, Fees, Provision for Doubtful Accounts and Other Operating Expenses. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses totaled $390.3 million for the three months ended December 31, 2000, compared to $366.0 million for the three months ended December 31, 1999. This represents an increase of $24.3 million or 6.6%. These expenses as a percentage of net operating revenue increased to 85.1% for the three months ended December 31, 2000 from 84.5% for the three months ended December 31, 1999. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses as a percentage of net operating revenue for our owned hospitals increased to 85.8% for the three months ended December 31, 2000 from 85.0% for the three months ended December 31, 1999.

         For our same store hospitals, salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses as a percent of net operating revenue increased to 85.5% for the three months ended December 31, 2000 from 84.5% for the three months ended December 31, 1999. Our improvements in net revenue were offset by increased salaries and benefits expense and bad debt expense. Salaries and benefits expense as a percentage of net operating revenue increased primarily due to wage pressures and higher employee health insurance costs. Bad debt expense as a percentage of net operating revenue was 7.3% for the three months ended December 31, 2000 compared to 6.8% for the three months ended December 31, 1999. In 1999, many of our hospitals had computer system conversions or major upgrades to systems, resulting in slower collections for the three months ended September 30, 1999. During the three months ended December 31, 1999, we expanded our efforts to collect these accounts, which favorably impacted our bad debt expense for that period.

         Equity in Earnings of Affiliates. Equity in earnings of affiliates was $3.5 million for the three months ended December 31, 2000, compared to $2.8 million for the three months ended December 31, 1999, an increase of $0.7 million. Equity in earnings of affiliates represented 0.8% of net operating revenue for the three months ended December 31, 2000, compared to 0.6% of net operating revenue for the three months ended December 31, 1999. This increase was due primarily to higher earnings at our Las Vegas joint venture which was partially offset by lower earnings at our Macon joint venture.

         Depreciation and Amortization. Depreciation and amortization expense for the three months ended December 31, 2000 was $26.0 million compared to $27.0 million for the three months ended December 31, 1999. This represents a decrease of $1.0 million or 3.9%. Depreciation and amortization expense as a percentage of net operating revenue decreased to 5.7% for the three months ended December 31, 2000 from 6.3% for the three months ended December 31, 1999. This decrease was primarily due to Lutheran Hospital property purchased in 1995 that became fully depreciated in July 2000, longer estimated useful lives of certain equipment and our net revenue growth.

         Synthetic Lease Expense. Synthetic lease expense is comprised of lease expense associated with our End Loaded Lease Facility (ELLF) agreement (See Liquidity and Capital Resources). Synthetic lease expense was $2.8 million for the three months ended December 31, 2000, compared to $2.6 million for the three months ended December 31, 1999, an increase of $0.2 million. Synthetic lease expense as a percentage of net operating revenue was 0.6% for the three months ended December 31, 2000 and December 31, 1999.

         Interest Expense. Interest expense for the three months ended December 31, 2000 was $17.3 million, compared to $16.9 million for the three months ended December 31, 1999, an increase of $0.4 million, or 2.7%. Interest expense as a percentage of net operating revenue decreased to 3.8% for the three months ended December 31, 2000 from 3.9% for the three months ended December 31, 1999. The decrease was due principally to cash flow from operations used to make payments on our revolving line of credit and our net revenue growth. This decrease was partially offset by interest on the government settlements and an increase in LIBOR rates. Our interest rate swaps lessened the effect of the increase in LIBOR rates.

         Government Settlements, Investigation and Litigation Related Costs and Strategic Alternatives Related Costs. During the three months ended December 31, 2000 and 1999, respectively, we incurred $0.5 and $1.8 million in investigation and litigation related costs related primarily to the qui tam and shareholder actions against us (See "Litigation"). During the three months ended December 31, 2000, we incurred $0.7 million in costs associated with exploring various strategic alternatives and the proposed sale of our Company to Triad. (See "Proposed Sale of Company").

         Non-Cash Stock Compensation Expense. During the three months ended December 31, 2000, we recorded $6.5 million in non-cash stock option compensation expense associated with the stock options repriced in March 1999. This charge was based on the $2.75 increase in our stock price since October 1, 2000. The number of options subject to variable award accounting was comprised of 1.7 million vested options and a percentage of approximately 1.4 million unvested options based on their vesting schedule. The number of options affected will decrease for options exercised or canceled and will increase as unvested options become vested.

         Minority Interest Expense. Minority interest expense was $0.2 million for the three months ended December 31, 2000, compared to $0.5 million for the three months ended December 31, 1999, a change of $0.3 million.

         Income Taxes. The provision for income taxes for the three months ended December 31, 2000 was $6.9 million compared to $8.1 million for the three months ended December 31, 1999, a decrease of $1.2 million. Our effective income tax rate was 38.9% for the three months ended December 31, 2000 compared to 39.1% for the three months ended December 31, 1999.

         Net Income. Net income for the three months ended December 31, 2000 was $10.9 million, compared to $12.6 million for the three months ended December 31, 1999, a decrease of $1.7 million. Excluding the government settlements, investigation and litigation related costs, strategic alternatives-related costs and non-cash stock compensation, net income was $15.6 million or 3.4% of net operating revenue for the three months ended December 31, 2000, compared to $13.7 million or 3.2% of net operating revenue for the three months ended December 31, 1999.

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31,
1999.

         Net Operating Revenue. Net operating revenue was $912.6 million for the six months ended December 31, 2000, compared to $864.1 million for the six months ended December 31, 1999. This represents an increase of $48.5 million or 5.6%. We attribute this increase primarily to a 5.2% increase in same store hospital net operating revenue. The increase in net operating revenue was also due to the hospitals we purchased during fiscal 2001 and fiscal 2000 and an increase in turnaround management and consulting revenue from our management services business. The increase in net operating revenue was partially offset by the transfer of our operating lease of Clinton County Hospital in fiscal 2000.

         We attribute the 5.2% same store net operating revenue increase principally to (1) a 0.3% increase in same store admissions, (2) price increases and (3) increases in outpatient volumes. Our same store net operating revenue would have increased more, except for (1) higher patient volumes from discounted payors and (2) lower Medicare payments as a result of BBA 97.

         Salaries and Benefits, Reimbursable Expenses, Supplies, Fees, Provision for Doubtful Accounts and Other Operating Expenses. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses totaled $779.8 million for the six months ended December 31, 2000, compared to $735.8 million for the six months ended December 31, 1999. This represents an increase of $44.0 million or 6.0%. These expenses as a percentage of net operating revenue increased to 85.4% for the six months ended December 31, 2000 from 85.2% for the six months ended December 31, 1999. Salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses as a percentage of net operating revenue for our owned hospitals increased to 86.1% for the six months ended December 31, 2000 from 85.7% for the six months ended December 31, 1999.

         For our same store hospitals, salaries and benefits, reimbursable expenses, supplies, fees, provision for doubtful accounts and other operating expenses as a percent of net operating revenue increased to 85.7% for the six months ended December 31, 2000 from 85.1% for the six months ended December 31, 1999. Our improvements in net revenue and bad debt expense were offset by increased salaries and benefits expense, insurance expense at one of our owned hospitals and physician clinic expenses. Bad debt expense decreased primarily due to our improvement in cash collections, especially our collection of older accounts receivable. Salaries and benefits expense increased primarily due to wage pressures.

         During the six months ended December 31, 2000, our physician clinic expenses increased primarily due to the recruitment of the more physicians to our owned hospitals than we had expected and the acquisition of a physician clinic in North Dakota. We are focusing efforts on reducing the losses of our physician clinics. We have been selectively exiting physician contracts, except when the contract is core to our service area strategy. We plan to have fewer employed physicians by recruiting physicians without employing them, whenever possible, and by negotiating or transitioning out of contracts with physicians with mature practices. We also plan to lower physician clinic losses by changing the ways we pay employed physicians.

         Equity in Earnings of Affiliates. Equity in earnings of affiliates was $7.6 million for the six months ended December 31, 2000, compared to $4.9 million for the six months ended December 31, 1999, an increase of $2.7 million. Equity in earnings of affiliates represented 0.8% of net operating revenue for the six months ended December 31, 2000, compared to 0.6% of net operating revenue for the six months ended December 31, 1999. This increase was due primarily to higher earnings at our Las Vegas joint venture which was partially offset by lower earnings at our Macon joint venture.

         Depreciation and Amortization. Depreciation and amortization expense for the six months ended December 31, 2000 was $52.4 million compared to $53.2 million for the six months ended December 31, 1999. This represents an decrease of $0.8 million or 1.6%. Depreciation and amortization expense as a percentage of net operating revenue decreased to 5.7% for the six months ended December 31, 2000 from 6.2% for the six months ended December 31, 1999. This decrease was primarily due to Lutheran Hospital property purchased in 1995 that became fully depreciated in July 2000, longer estimated useful lives of certain equipment and our net revenue growth.

         Synthetic Lease Expense. Synthetic lease expense was $5.8 million for the six months ended December 31, 2000, compared to $5.1 million for the six months ended December 31, 1999, an increase of $0.7 million. Synthetic lease expense as a percentage of net operating revenue increased to 0.7% for the six months ended December 31, 2000 compared to 0.6% for the six months ended December 31, 1999.

         Interest Expense. Interest expense for the six months ended December 31, 2000 was $33.7 million, compared to $33.6 million for the six months ended December 31, 1999, an increase of $0.1 million. Interest expense as a percentage of net operating revenue decreased to 3.7% for the six months ended December 31, 2000 from 3.9% for the six months ended December 31, 1999. The decrease was due principally to (1) cash flow from operations used to make payments on our revolving line of credit, (2) the issuance of convertible subordinated debentures in August 1999 at 6%, which is lower than the rate on our revolving line of credit and (3) our net revenue growth. This decrease was partially offset by interest on the government settlements and an increase in LIBOR rates. Our interest rate swaps lessened the effect of the increase in LIBOR rates.

         Government Settlements, Investigation and Litigation Related Costs and Strategic Alternatives-Related Costs. During the six months ended December 31, 2000, we recorded government settlements of $95.5 million in our Condensed Consolidated Statement of Operations for tentative and final agreements reached with the Civil Division, U.S. Department of Justice to settle two qui tam lawsuits. On October 26, 2000 we completed settlement of the first qui tam lawsuit which primarily involved allegedly improper allocation of costs at Flowers Hospital, Dothan, Alabama, to its home health agency. We paid to the government on October 26, 2000 approximately $18 million in connection with this settlement. We have accrued a current liability related to the governmental settlement for the tentative agreement to settle the second qui tam lawsuit, involving Medicare cost reports. Under the terms of the tentative agreement, the settlement amount to be paid to the government is $77.5 million, with interest accruing at 7.25% from October 2, 2000 until final resolution of a settlement agreement and a corporate integrity agreement. The tentative agreement is conditioned on negotiation and completion of a mutually satisfactory settlement agreement and corporate integrity agreement. This settlement was accrued based on available information and is subject to further refinement. (See "Litigation").

         During the six months ended December 31, 2000 and 1999, respectively, we incurred $1.2 and $2.9 million in investigation and litigation related costs related primarily to the qui tam and shareholder actions against us (See "Litigation").

         During the six months ended December 31, 2000, we incurred $1.1 million in costs associated with exploring various strategic alternatives and the proposed sale of our Company to Triad. (See "Proposed Sale of Company").

         Non-Cash Stock Compensation Expense. During the six months ended December 31, 2000, we recorded $12.3 million in non-cash stock option compensation expense associated with the stock options repriced in March 1999. This charge was based on the $5.44 increase in our stock price since July 1, 2000. The number of options subject to variable award accounting was comprised of 1.7 million vested options and a percentage of approximately 1.4 million unvested options based on their vesting schedule. The number of options affected will decrease for options exercised or canceled and will increase as unvested options become vested.

         Minority Interest Expense. Minority interest expense decreased $0.2 million for the six months ended December 31, 2000, from $0.2 million for the six months ended December 31, 1999.

         Income Taxes. The benefit for income taxes for the six months ended December 31, 2000 was $20.2 million compared to a provision of $14.9 million for the six months ended December 31, 1999, a total difference of $35.1 million. Excluding the effect of government settlements, our effective income tax rate was 38.9% for the six months ended December 31, 2000 compared to 39.1% for the six months ended December 31, 1999. The $95.5 million government settlements for the six months ended December 31, 2000 were tax effected at 35.0%.

         Net Income (Loss). Net loss for the six months ended December 31, 2000 was $41.3 million, compared to net income of $23.2 million for the six months ended December 31, 1999, a decrease of $64.5 million. Excluding government settlements, investigation and litigation related costs, strategic alternatives-related costs and non-cash stock compensation, net income was $29.7 million or 3.2% of net operating revenue for the six months ended December 31, 2000, compared to $25.0 million or 2.9% of net operating revenue for the six months ended December 31, 1999.

LIQUIDITY

         At December 31, 2000, our working capital was $277.7 million excluding accrued government settlements. Our ratio of current assets to current liabilities was 2.3 to 1.0 at December 31, 2000 and June 30, 2000, excluding accrued government settlements.

         Cash Flows. Our principal sources of cash are net cash provided by operating activities and cash available under our bank revolving line of credit facility. Our principal uses of cash are hospital acquisitions, capital expenditures, payments of principal and interest on our long-term debt and share repurchases. We have no current plans to acquire hospitals or repurchase our common stock due to the pending sale of our Company.

         Accounts receivable collections contribute significantly to our net cash flow from operating activities. Billing and collecting accounts receivable by hospitals is very difficult because of the complexity of Medicare and Medicaid regulations, increases in the volume of managed care, hospital personnel turnover, including business office managers, computer system conversions and upgrades by hospital and government authorities, dependence of hospitals on physician documentation of medical records, and the subjective judgment involved in submitting and collecting Medicare and Medicaid bills. Our cash flow can also be affected by temporary delays in billing Medicare and Medicaid accounts receivable while waiting for the government to process hospital change in ownership forms. There can be no assurance that this complexity will not negatively impact our future cash flow or results of operations.

         Six Months Ended December 31, 2000 Cash Flows Compared to Six Months Ended December 31, 1999 Cash Flows.

         Cash provided by operating activities totaled $83.3 million for the six months ended December 31, 2000. Excluding government settlements, cash provided by operating activities totaled $101.3 million for the six months ended December 31, 2000 compared to $73.9 million for the six months ended December 31, 1999. This represents an increase of $27.4 million, or

37.1%,which was due primarily to higher EBITDA(1) and lower income tax payments.

         EBITDA for the three months ended December 31, 2000 was $71.8 million, compared to $69.6 million for the three months ended December 31, 1999, an increase of $2.2 million or 3.1%. EBITDA as a percentage of net operating revenue was 15.7% for the three months ended December 31, 2000, compared to 16.1% for the three months ended December 31, 1999. EBITDA as a percentage of net operating revenue for our owned hospitals was 15.0% for the three months ended December 31, 2000, compared to 15.7% for the three months ended December 31, 1999. EBITDA as a percentage of net operating revenue for our same store hospitals was 14.6% for the three months ended December 31, 2000, compared to 15.5% for the three months ended December 31, 1999. EBITDA as a percentage of net operating revenue for our management services business was 23.2% for the three months ended December 31, 2000, compared to 20.5% for the three months ended December 31, 1999. We attribute the increase in consolidated EBITDA principally to better pricing, higher earnings from our management services business and our Las Vegas joint venture. EBITDA as a percentage of net operating revenue for our same store hospitals excluding physician clinics was 18.1% for the three months ended December 31, 2000.

         EBITDA for the six months ended December 31, 2000 was $140.4 million, compared to $133.3 million for the six months ended December 31, 1999, an increase of $7.1 million or 5.3%. EBITDA as a percentage of net operating revenue was 15.4% for the six months ended December 31, 2000, the same as the six months ended December 31, 1999. EBITDA as a percentage of net operating revenue for our owned hospitals was 14.8% for the six months ended December 31, 2000, compared to 14.9% for the six months ended December 31, 1999. EBITDA as a percentage of net operating revenue for our same store hospitals was 14.4% for the six months ended December 31, 2000, compared to 14.9% for the six months ended December 31, 1999. EBITDA as a percentage of net operating revenue for our management services business was 21.9% for the six months ended December 31, 2000, compared to 21.1% for the six months ended December 31, 1999. We attribute the increase in consolidated EBITDA principally to (1) growth in net operating revenue from higher volumes and better pricing, (2) improvements in receivables management and bad debt expense and (3) higher earnings from our Las Vegas joint venture. EBITDA as a percentage of net operating revenue for our same store hospitals excluding physician clinics was 18.2% for the six months ended December 31, 2000.

--------

(1)EBITDA is commonly used as an analytical indicator, and also serves as a measure of indebtedness capacity and debt service ability. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

         Net cash used for investing activities for the six months ended December 31, 2000 totaled $79.9 million compared to $77.2 million for the six months ended December 31, 1999. Our primary investment activities for the six months ended December 31, 2000 were routine capital expenditures, hospital construction and acquisitions. Routine capital expenditures were $42.6 million for the six months ended December 31, 2000 compared to $54.9 for the six months ended December 31, 1999. Hospital construction was $28.8 million for the six months ended December 31, 2000 compared to $2.4 million for the six months ended December 31, 1999. We acquired one hospital and affiliated health care entities for $9.0 million for the six months ended December 31, 2000.

         Capital Expenditures. Capital expenditures excluding acquisitions for the six months ended December 31, 2000 totaled $71.4 million. These capital expenditures consisted of $28.8 million for constructing two hospitals and routine capital expenditures of $42.6 million. We expect to make routine capital expenditures for fiscal 2001 of approximately $100 million before acquisitions and before construction of the two hospitals.

         We are constructing a replacement hospital in Vicksburg, Mississippi and a new acute-care hospital in Ft. Wayne, Indiana. The Vicksburg hospital has an estimated total project cost of approximately $108 million with an expected completion date of February 2002. The Ft. Wayne hospital has an estimated total project cost of approximately $44 million with an expected completion date of April 2001. We expect to make construction capital expenditures of approximately $80 million to $85 million for fiscal 2001. In connection with the construction, we have contracts outstanding for approximately $90 million, of which approximately $43 million has been incurred through December 31, 2000.

         Capital expenditures excluding acquisitions for the six months ended December 31, 1999 totaled $57.3 million. These capital expenditures consisted of $2.4 million for hospital construction and routine capital expenditures of $54.9 million.

Capital Resources

         Our revolving credit facility consists of an $850.0 million secured credit facility expiring November 26, 2002, which coincides with the expiration date of our ELLF. On November 26 of each year, we can request an incremental one year extension, which is subject to approval of all of the lenders. The credit facility bears interest at our option at generally the lender's base rate, swing-line rate or a fluctuating rate ranging from .55 to 1.55 percentage points above LIBOR. Also, we pay a facility fee ranging from .20 to .45 percentage points on the commitment. The interest rate margins and facility fee rates are based on our leverage ratio. Substantially all stock of our subsidiaries has been pledged under the terms of the credit facility. We may prepay the amount outstanding at any time. At January 31, 2001, we had approximately $300 million committed and undrawn under our credit facility.

         We also have a $150.0 million ELLF agreement to provide a financing option for acquisition and/or construction. The interest rate margins, facility fee rates, the option to extend and financial covenants are substantially the same as our credit facility. Under this agreement, we have guaranteed all lease payments, including contingent lease payments, of up to 85% of the amount utilized under this agreement. At January 31, 2001, we had approximately $9.7 million available under this agreement.

         We have $150.0 million of 8 3/4% senior subordinated notes outstanding, which mature on November 1, 2005. We have the option to redeem these notes at 104.375% of the principal amount on or after November 1, 2000, 102.188% of the principal amount on or after November 1, 2001, or at par value on or after November 1, 2002. Upon a change of control, we must make an offer to purchase these notes at 101% of the principal amount. These notes are unsecured and subordinated in right of payment to all existing and future senior debt.

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

         The credit facilities governing our revolving line of credit, ELLF and senior subordinated notes contain certain financial covenants including but not limited to a limitation on debt levels, prohibition of dividend payments and other distributions and restrictions on investments, repurchases of common stock, asset dispositions, the ability to merge or consolidate with or transfer assets to another entity, and the maintenance of various financial ratios, including a net worth ratio, a fixed charge ratio and a leverage ratio. The amount available under our revolving line of credit changes based on our leverage ratio under our revolving line of credit and our cash flow ratio under our senior subordinated notes indenture. At January 31, 2001, the amount available under our revolving line of credit was approximately $100 million.

         During fiscal 2000, we repurchased 2.8 million shares of our common stock for an aggregate purchase price of $18.6 million. We repurchased all of these shares in open market transactions. There are approximately 1.6 million shares remaining for repurchase under the existing 5.0 million share repurchase program authorized in October 1998.

         We adopted a stockholder rights plan in fiscal 1997 and declared a dividend of one right for each share of common stock. The plan was amended in August 1999. Each right entitles stockholders to acquire one-third of a share of common stock at an exercise price of $100, subject to adjustment. The rights become exercisable only if (1) WCAS VIII, L.P., WCAS Management Corporation and certain parties which purchase the convertible debentures from these entities acquire beneficial ownership of 30% or more of our common stock or start an offer which would result in those entities owning 30% or more of our common stock or (2) any other person or group acquires beneficial ownership of 15% or more of our common stock or starts an offer which would result in that person or group owning 15% or more of our common stock. At that time, each right owned by unaffiliated others entitles its holder to purchase common stock (or any combination of common stock, preferred stock, debt securities and cash, as determined by our board of directors) worth two times the exercise price of the right. If we are involved in a business combination transaction with another person or if we sell 50% or more of our assets or earning power to another person, each right entitles its holder to purchase shares of our common stock or the acquiring company's common stock worth two times the exercise price of the right. In connection with the merger agreement with Triad, we have agreed to amend the stockholder's rights plan so that the rights will not be made exercisable as a result of the merger. We may redeem the rights for $.01 each at any time until the tenth day following public announcement that an ownership position as described above has been acquired. The rights expire on April 28, 2007.

SEASONALITY AND INFLATION

         Our business is seasonal, with higher patient volumes and net operating revenues in the third quarter of our fiscal year than in the remainder of the year. This seasonality happens because more people become ill during the winter, which in turn increases the number of patients in our owned hospitals.

         The health care industry is labor intensive. This means that our owned hospitals need many employees, to whom we pay salaries and other benefits. These salaries and benefits increase during periods of inflation and shortages of qualified potential employees. Some of our hospitals are now experiencing pressures to increase salaries. In addition, we are experiencing increased costs of new products and technology, primarily drugs, implants and blood.

MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

         Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in interest rates, we generally maintain 50%-75% of our debt at a fixed rate, either by borrowing on a long-term fixed-rate basis or entering into interest rate swaps. At December 31, 2000, approximately 70% of our outstanding debt and ELLF amounts were effectively at a fixed rate. Interest rate swaps are contracts which allow us to periodically exchange fixed and floating interest rate payments over the life of the agreements. Floating-rate payments are based on LIBOR and fixed-rate payments are dependent upon market levels at the time the interest rate swap was consummated. Interest rate swaps are cash flow hedges, which effectively convert an aggregate notional amount of $400 million of floating rate borrowings to fixed rate borrowings at December 31, 2000. The initial term of the interest rate swaps expire at various dates through fiscal 2003. Our policy is to not hold or issue derivatives for trading purposes and to avoid derivatives with leverage features. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments. Our counterparties are creditworthy financial institutions and we anticipate that they will be able to fully satisfy their obligations under the contracts. For the six months ended December 31, 2000 and 1999, we received a weighted average rate of 6.7% and 5.4% and paid a weighted average rate of 5.9% and 5.9%, respectively.

         The following table presents information about our market-sensitive financial instruments, including long-term debt and interest rate swaps as of December 31, 2000. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts by expected maturity date and weighted average interest rates based on rates in effect at December 31, 2000. We determined the fair value of our publicly traded notes using the quoted market price at December 31, 2000. The fair value of the option feature in the convertible debentures is estimated using an option pricing model. The fair values of the remaining long-term debt are estimated using discounted cash flows based on our incremental borrowing rates. The fair values of our interest rate swaps is based on the cash which would be realized in the event of termination of the agreements.

                                             Maturity Date, Fiscal Year Ending June 30
                             --------------------------------------------------------------------
                                                        (Dollars in millions)
                                                                                                    December 31,
                                                                                                       2000
                                                                                 There-            Fair Value of
                              2001     2002      2003       2004       2005      after      Total   Liabilities
                             ------   ------    ------     ------     ------     ------     ------  -----------
Long-term debt:
Fixed rate long-term
   debt                      $  0.2   $  0.6    $  0.6     $  0.7     $  0.6     $301.0     $303.7     $373.8
Average interest rates          7.9%     7.8%      7.7%       7.8%       7.7%       7.4%
Variable rate long-
   term debt                                    $544.5                                      $544.5     $544.5
Average interest rates                             7.8%

Interest rate swaps:
Pay fixed/receive
 variable notional
 amounts                              $200.0    $200.0                                      $400.0     $  0.8
Average pay rate                         6.0%      5.7%
Average receive rate                     6.5%      6.5%

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

         Professional Liability Judgment. On February 29, 2000, an amended final trial judgment was entered against our subsidiary, Quorum Health Resources, LLC ("QHR"), in the amount of approximately $57 million in the case of David X. and Veronica Rodriguez, Individually and as Next Friends of Cristina Rodriguez, a minor v Quorum Health Resources, LLC, in the 365th District Court, Maverick County, Texas. The lawsuit arose out of the treatment provided beginning July 2, 1994 at Fort Duncan Medical Center, an acute care hospital formerly managed by QHR. While our appeal of the judgement was pending, the litigation was settled. Our primary insurer is funding this settlement.

         False Claims Act Litigation. At a meeting in September 1998, we learned from the government that it would likely join in a lawsuit filed against us under the False Claims Act. The suit was filed in January 1993 by a former employee of a hospital we managed. These lawsuits, commonly known as qui tam actions, are filed "under seal." That means that the claims are kept secret until the government decides whether to join the case. The person who files the lawsuit is called a "relator". The government joined the case against us in October 1998. The relator's lawsuit named us and our subsidiary, Quorum Health Resources, HCA and all hospitals that we or HCA owned, operated or managed from 1984 through 1997, as defendants. The unsealed complaint, prepared by the relator, alleged that we knowingly prepared and caused to be filed cost reports which claimed payments from Medicare and other government payment programs greater than the amounts due.

         On February 24, 1999, the government filed its own complaint in the case. The new complaint alleges that we, on behalf of hospitals we managed between 1985 and 1995 and hospitals we owned from 1990 to the date of the complaint, violated the False Claims Act by knowingly submitting or causing to be submitted false Medicare cost reports, resulting in the submission of false claims to federal health care programs.

         The government asserts that the alleged false claims in the cost reports are, in part, reflected in "reserve analyses" we created. The complaint also alleges that these cost report filings were prepared as the result of our policy.

         This qui tam action seeks three times the amount of damages caused to the United States by our submission of any alleged false claims to the government, civil penalties of not less than $5,000 nor more than $10,000 for each false claim, and the relator's attorneys' fees and costs.

         On October 2, 2000, we announced that we had reached an understanding with the Civil Division, U.S. Department of Justice to recommend an agreement to settle this Medicare cost report qui tam lawsuit. Under the terms of the tentative agreement, the settlement amount to be paid to the government is $77.5 million, with interest accruing at 7.25% from October 2, 2000 until final resolution of a settlement agreement and a corporate integrity agreement. The tentative agreement is conditioned on negotiation and completion of a mutually satisfactory settlement agreement and corporate integrity agreement. We may require a waiver under our credit facilities to pay the settlement amount in a lump sum.

         Other Qui Tam Actions and Related Investigations. In May 1998, we were informed that we were a defendant in another qui tam action involving home health services provided by two of our owned hospitals and alleging that we had violated Medicare laws. This action was filed under seal in June 1996 by a former employee, whom we fired in April 1996. The United States Attorney's Office allowed us an opportunity to review the results of the government's investigations and discuss the allegations made in the action prior to the government making a decision to intervene as a plaintiff. We cooperated with the United States Attorney's Office and provided additional information and made employees available for interviews.

         On October 26, 2000, we completed settlement of a qui tam lawsuit which primarily involved allegedly improper allocation of costs at Flowers Hospital, Dothan, Alabama, to its home health agency(CV-96-P-1638-S, N.D. Alabama). We paid to the government on October 26, 2000 approximately $18 million in connection with this settlement which was accrued in the three months ended September 30, 2000. In addition to the settlement agreement, we entered into a five year corporate integrity agreement covering Flowers Hospital with the Department of Health and Human Services Office of the Inspector General. The corporate integrity agreement imposes certain oversight and reporting obligations that may be costly and may have a material adverse effect on Flowers Hospital's operations. The government always reserves the right to investigate and pursue other allegations made by a relator under a complaint. However, under the settlement agreement, the relator is prohibited from pursuing these additional allegations.

         As a result of our ongoing discussions with the government, we have learned that there are two additional unrelated qui tam complaints against us alleging violations of the False Claims Act at one owned and two managed hospitals. Both matters remain under seal. The government has stated that it intends to investigate certain of these allegations. At this time, we cannot take a position on how we will respond to these matters.

         From time to time, we may be the subject of additional investigations or a party to additional litigation which alleges violations of law. We may not know about such investigations, or about qui tam actions filed against us.

         Stockholder Class Actions. In October and November 1998, some of our stockholders filed lawsuits against us in the U.S. District Court for the

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

         The complaint alleges that defendants violated the Securities Exchange Act of 1934. The plaintiffs claim that we materially inflated our net revenues during the class period by including in those net revenues amounts received from the settlement of cost reports that had allegedly been filed in violation of applicable Medicare regulations years earlier and that, because of this practice, this statement, which first appeared in our Form 10-K filed in September 1996, was false: "The Company believes that its owned hospitals are in substantial compliance with current federal, state, local, and independent review body regulations and standards." In May 1999, we filed a motion to dismiss the complaint. On November 13, 2000, the judge denied our motion to dismiss the complaint against us and James E. Dalton, Jr., our President/CEO. The judge granted our motion to dismiss as to all other defendants. The judge has agreed to hear an oral argument on Mr. Dalton's motion to reconsider the judge's denial of Mr. Dalton's motion to dismiss. We intend to vigorously defend the claims and allegations in this action.

         On October 20, 2000, a class action lawsuit was filed against Triad and members of our board of directors in the Circuit Court of Davidson County, Tennessee, on behalf of all our public stockholders. The complaint alleges that our directors breached their fiduciary duties of loyalty and due care by failing to implement reasonable procedures designed to maximize stockholder value and to obtain the highest price reasonably available for our stockholders. The complaint alleges that Triad aided and abetted our director's breach of their fiduciary duties. The complaint seeks an injunction preventing consummation of the merger, or our acquisition by or business combination with any third party, until we adopt and implement a procedure or process, such as an auction, to obtain the highest possible price for our business. Alternatively, the complaint seeks compensatory damages in the event our merger with Triad is consummated. The complaint also seeks an award of costs and attorneys' fees. We and Triad believe the claims are without merit and will vigorously defend the action.

         We cannot at this time predict the final effect or outcome of any of the ongoing investigations, settlement negotiations or the class or qui tam actions. If we are found to have violated federal or state laws relating to Medicare, Medicaid or other government programs, then we may be required to pay substantial fines and civil and criminal penalties and also may be excluded from participating in the Medicare and Medicaid programs and other government programs. Similarly, the amount of damages sought in the qui tam actions are or in the future may be substantial. We could be subject to substantial costs resulting from defending, or from an adverse outcome in any current or future investigations, administrative proceedings or litigation. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. Agreements we enter into as a part of any settlement could also materially adversely affect us. Any current or future investigations or actions could have a material adverse effect on our results of operations or financial position.

GENERAL

         We received from the Medicare and Medicaid programs approximately 42% and 43% of net patient service revenue for the years ended June 30, 2000 and 1999, respectively.

         BBA 97 reduced Medicare payments. The federal government originally estimated that BBA 97 would reduce Medicare spending by approximately $103 billion. In July 1999, the federal government revised its estimate to $206 billion. The Medicare, Medicaid, and State Children's Health Insurance Programs Balanced Budget Refinement Act of 1999 (BBRA) increased Medicare payments. The federal government then lowered its estimate of the BBA 97 reduction to $195 billion due to the positive impact of BBRA. In January 2000, the federal government further revised its estimate to $227 billion. BIPA is expected to increase Medicare and Medicaid spending by $35 billion. BBA 97 reduced our ability to maintain our historical rate of net revenue growth and operating margins. We believe the most significant payment reductions were phased in by the federal fiscal year that began on October 1, 1998. BBA 97 and further changes in the Medicare or Medicaid programs to limit health care spending could have a material adverse impact upon the health care industry and our hospitals. We expect continuing pressure to limit expenditures by governmental health care programs.

         Medicare inpatient operating payment rates increased 1.1% on October 1, 1999 and 2.3% on October 1, 2000. For many years increases to these rates have been lower than the increases in the costs of goods and services purchased by hospitals. The Benefits Improvement Protection Act of 2000 (BIPA) increased the inpatient operating rates that hospitals receive to 4.5% effective April 1, 2001. For Federal fiscal years 2002 and 2003, hospitals generally will receive the market basket index minus 0.55%. For Federal fiscal year 2004, hospitals generally will receive the full market basket index. Future legislation may decrease the rate of increase for inpatient operating payments. Reductions make it more difficult for us to grow net revenue and to maintain or improve our operating margins.

         Only when the cost of patient treatment substantially exceeds the payment for a particular diagnosis, do we receive additional payments. The threshold to qualify for additional payments for treating inpatients increased October 1, 1999 and again on October 1, 2000. Increases in this threshold result in decreased payments to hospitals.

         Payments for Medicare skilled nursing facility services, rehabilitation services, outpatient services and home health services historically have been paid based on costs, subject to certain adjustments and limits. BBA 97 required that the payment for those services be converted to prospective payment systems
(PPS). PPS for skilled nursing facilities began for cost reporting periods beginning on and after July 1, 1998. PPS for outpatients began on August 1, 2000. PPS for home health began on October 1, 2000. Healthcare Financing Administration (HCFA) has indicated that the implementation of rehabilitation PPS will be delayed until July 1, 2001 or later.

         In response to BBA 97, we consolidated certain home health agencies and skilled nursing facilities, reduced costs at our home health agencies and skilled nursing facilities and closed or ceased admitting patients to skilled nursing facilities at four hospitals.

         Medicare outpatient PPS is a complex system which has required many changes in our systems and processes. We are analyzing outpatient product lines, the impact of changes on patient coinsurance and the financial impact of outpatient PPS. We estimated that Medicare outpatient PPS has been favorable to us by approximately $1 million for the five months it had been in effect as of December 31, 2000.

         Further reductions in Medicare spending, or other changes to the program, may be required to maintain the solvency of the Medicare program or the Social Security system as a whole. Our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes as a result of BBA 97 and any subsequent Medicare legislation and regulations.

         More of our patients participate in managed care plans. Managed care includes indemnity insurance and employer plans which pay less than full charges, health maintenance organizations, preferred provider organizations and various other forms of managed care. We are negotiating higher rates from managed care payors, averaging increases of 5% to 7%. We have installed a managed care information system in most of our owned hospitals and are beginning to use it to improve the information available to management and to help ensure that we are paid at the contracted amounts. The trend toward managed care has adversely affected and may continue to adversely affect our ability to grow net operating revenue and improve operating margins.

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

         Over the long term, we expect the industry trend from inpatient to outpatient services to continue due to the increased focus on managed care and advances in technology. More outpatient procedures are now being provided in physician offices. Outpatient revenue of our owned hospitals was approximately 42.5% and 41.7% of gross patient service revenue for the six months ended December 31, 2000 and 1999, respectively.

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

         In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires us to recognize all derivatives on our balance sheet at fair value. Our interest rate swaps are cash flow hedges which hedge the variability in expected cash flows from a portion of our floating rate liabilities. We believe that our hedges are highly effective with changes in effectiveness expected to be reported in other comprehensive income. Changes in any ineffectiveness will be reported in our Condensed Consolidated Statement of Operations. The adoption of this new FASB standard on July 1, 2000 resulted in a cumulative effect of an accounting change, net of tax, of approximately $5.7 million being recognized as other comprehensive income for the increase in fair value of the interest rate swaps. During the six months ended December 31, 2000, the decrease in fair value of interest rate swaps, net of tax, of approximately $6.2 million was recognized through other comprehensive income. At December 31, 2000, the fair value of the interest rate swaps was a liability of $0.8 million.

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

         During the three months and six months ended December 31, 2000, respectively, we recorded $6.5 million and $12.3 million in non-cash stock option compensation expense associated with the stock options repriced in March 1999. This charge was based on the increase in our stock price since the beginning of the period. The number of options subject to variable award accounting is comprised of 1.7 million vested options and a percentage of 1.4 million unvested options based on their vesting schedule. The number of options affected will decrease for options exercised or canceled and will increase as unvested options become vested.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The information contained in Part 1, Item 2 "Management's Discussion and Analysis," under the caption "Litigation," is incorporated by reference in its entirety into this Item 2.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. No exhibits have been filed with this Report.

         (b) Reports on Form 8-K. The following Reports on Form 8-K were filed during the quarter ended December 31, 2000:

            (1) Report on Form 8-K on October 2, 2000 with Item 5 report of tentative agreements with the Civil Division, U.S. Department of Justice to recommend agreements to settle two qui tam lawsuits.

            (2) Report on Form 8-K filed on October 20, 2000 with Item 5 report that on October 18, 2000, we signed a definitive agreement for Triad Hospitals, Inc. to acquire the Company for approximately $2.4 million in cash, stock, and assumption of debt.

            (3) Report on Form 8-K filed on November 3, 2000 with Item 5 report that on October 26, 2000, we completed settlement of a qui tam lawsuit which primarily involved allocation of costs at Flowers Hospital in Dothan, Alabama, to its home health agency; entered into a five year corporate integrity agreement covering Flowers Hospital with the Department of Health and Human Services Office of Inspector General; and paid approximately $18 million to the government in connection with the settlement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QUORUM HEALTH GROUP, INC.
                                    (Registrant)

Date: February 9, 2001             By: /s/ Terry Allison Rappuhn
                                      --------------------------------
                                    Terry Allison Rappuhn, Senior Vice
                                    President/Chief Financial Officer